Form 10-K
period 2019-12-31
PACIFIC DRILLING S.A.
filed 2020-03-12
CIK 1517342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-35345

PACIFIC DRILLING S.A.

(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8-10, Avenue de la Gare L-1610 Luxembourg	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +352 27 85 81 35
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Trading Symbols(s)	Name of each exchange on which registered
Common shares, par value PACD $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of the Company’s Common Shares held by non-affiliates as of June 28, 2019 was $460,738,643.

As of March 6, 2020, there were 75,198,547 shares outstanding.

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information contained in this annual report constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are generally identifiable by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “our ability to,” “may,” “plan,” “potential,” “predict,” “project,” “projected,” “should,” “will,” “would,” or other similar words which are not generally historical in nature. The forward-looking statements speak only as of the date of this annual report, and we undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Our forward-looking statements express our current expectations or forecasts of possible future results or events, including future financial and operational performance and cash balances; revenue efficiency levels; market outlook; forecasts of trends; future client contract opportunities; future contract dayrates; our business strategies and plans or objectives of management; estimated duration of client contracts; backlog; expected capital expenditures; projected costs and savings,  expectations regarding our application to appeal the arbitration award against our two subsidiaries related to the drillship known as the Pacific Zonda in favor of Samsung Heavy Industries Co. Ltd. (“SHI”), the outcome of such subsidiaries’ ongoing bankruptcy proceedings and the potential impact of the arbitration Tribunal’s decision on our future operations, financial position, results of operations and liquidity.

Although we believe that the assumptions and expectations reflected in our forward-looking statements are reasonable and made in good faith, these statements are not guarantees, and actual future results may differ materially due to a variety of factors. These statements are subject to a number of risks and uncertainties and are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in such statements due to a variety of factors, including if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect.

Important factors that could cause actual results to differ materially from our expectations include:

•

evolving risks from the Coronavirus outbreak and resulting significant disruption in international economies, and international financial and oil markets, including a substantial decline in the price of oil during 2020, which if sustained would have a material adverse effect on our financial condition, results of operations and cash flow;

•	changes in actual and forecasted worldwide oil and gas supply and demand and prices, and the related impact on demand for our services;
•	the offshore drilling market, including changes in capital expenditures by our clients;
•	rig availability and supply of, and demand for, high-specification drillships and other drilling rigs competing with our fleet;
•	our ability to enter into and negotiate favorable terms for new drilling contracts or extensions of existing drilling contracts;
•

our ability to successfully negotiate and consummate definitive contracts and satisfy other customary conditions with respect to letters of intent and letters of award that we receive for our drillships;

•	actual contract commencement dates;
•	possible cancellation, renegotiation, termination or suspension of drilling contracts as a result of mechanical difficulties, performance, market changes or other reasons;
•	costs related to stacking of rigs and costs to reactivate a stacked rig;
•	downtime and other risks associated with offshore rig operations, including unscheduled repairs or maintenance, relocations, severe weather or hurricanes or accidents;
•	our small fleet and reliance on a limited number of clients;

•

the risks of litigation in foreign jurisdictions and delays caused by third parties in connection with such litigation, the outcome of our subsidiaries’ bankruptcy proceedings and any actions that SHI or others may take in the bankruptcy or other proceedings against the Company and its subsidiaries;

•

the risk that our common shares could be delisted from trading on the New York Stock Exchange (the “NYSE”) should we fail to meet the continued listing criteria, including but not limited to the requirement that the average closing price of our common shares equals or exceeds $1.00 per share over consecutive 30 trading-day periods (and if we were unable to cure the deficiency within the applicable cure period, if any); and

•	the other risk factors described under the heading “Risk Factors” in Item 1A. of this annual report.

All forward-looking statements in this annual report are expressly qualified in their entirety by the cautionary statements in this section and the “Risk Factors” section herein. Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, you are cautioned not to unduly rely on our forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or developments, changed circumstances or otherwise. Further, we may make changes to our business strategies and plans at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could materially affect our results.

PART I

As used in this annual report, unless the context otherwise requires, references to “Pacific Drilling,” the “Company,” “we,” “us,” “our” and words of similar import refer to Pacific Drilling S.A. and its subsidiaries. Unless otherwise indicated, all references to “U.S. $” and “$” in this report are to, and amounts are represented in, United States dollars.

ITEM 1.   BUSINESS

Overview

We are an international offshore drilling contractor committed to exceeding client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry. We believe we own and operate the only deepwater fleet comprised solely of sixth and seventh generation high-specification drillships, and that our current fleet of seven drillships offers premium technical capabilities to our clients. The term “high-specification,” as used in the floating rig drilling industry to denote a particular segment of the market, can vary and continues to evolve with technological improvements. We generally consider high-specification requirements to include non-harsh environment drillships delivered in or after 2005 and capable of drilling in water depths of 10,000 feet or more.

Pacific Drilling S.A. was formed on March 11, 2011, as a Luxembourg public limited liability company (société anonyme) under the Luxembourg law of 10 August 1915 on commercial companies, as amended. Our principal executive offices are located at 8-10, Avenue de la Gare, L-1610 Luxembourg and our telephone number is +352 27 85 81 35. Our registered agent in Luxembourg is Centralis S.A, which is located at 8-10, Avenue de la Gare, L-1610 Luxembourg.  The operational headquarters of our Company is located at 11700 Katy Freeway, Suite 175, Houston Texas 77079.  Our telephone number at this address is 713-334-6662.

Our common shares were listed on the Norwegian OTC List from April 2011 to October 2016 and on the NYSE from November 11, 2011 to September 12, 2017. From September 13, 2017 to December 17, 2018, our common shares were traded on the over-the-counter market under the ticker symbols “PACDQ” and “PACDD,” respectively. Our common shares were relisted on the NYSE on December 18, 2018 and currently trade under the symbol “PACD.”

Emergence from Bankruptcy Proceedings

By order entered on November 2, 2018 (the “Confirmation Order”), the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Company’s Modified Fourth Amended Joint Plan of  Reorganization, dated October 31, 2018 (the “Plan of Reorganization”) that had been filed with the Bankruptcy Court in connection with the filing by the Company and certain of its subsidiaries (the “Initial Debtors”) of petitions (the “Bankruptcy Petitions”) on November 12, 2017 (the “Petition Date”) with the Bankruptcy Court seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). During the course of the bankruptcy proceedings, the Initial Debtors continued to operate their businesses as debtors-in-possession.  On November 19, 2018 (the “Plan Effective Date”), the Company and the Initial Debtors other than the Zonda Debtors (defined below) (the “Debtors”) emerged from bankruptcy after successfully completing their reorganization pursuant to the Plan of Reorganization.

Prior to our emergence from bankruptcy on November 19, 2018, we had approximately $3.0 billion principal amount of pre-petition indebtedness consisting of amounts outstanding under a 2013 senior secured revolving credit facility (the “2013 Revolving Credit Facility”), a senior secured credit facility (the “SSCF”), a 2018 senior secured institutional term loan facility (the “Term Loan B,”), 2017 senior secured notes (the “2017 Notes”) and 2020 senior secured notes (the “2020 Notes”), plus an additional $50 million in post-petition debtor-in-possession financing.  One shareholder, Quantum Pacific Gibraltar Ltd (“QP”), owned approximately 70.3% of our outstanding common shares.

Reorganization Transactions Relating to Capital Structure

Pursuant to the Plan of Reorganization, we raised approximately $1.5 billion in new capital, before expenses, consisting of approximately $1.0 billion raised through issuance of our 8.375% First Lien Notes due 2023 (the “First Lien Notes”) and 11.0%/12.0% Second Lien PIK Notes due 2024 (the “Second Lien PIK Notes” and, together with the First Lien Notes, the “Notes”), and $500.0 million raised through the issuance of new common shares pursuant to a private placement to QP and a separate equity rights offering. We used a portion of the net proceeds to repay all of our pre-petition indebtedness that was not equitized pursuant to the Plan of Reorganization, to repay the post-petition debtor-in-possession financing, and to pay certain fees and expenses.

More specifically, upon emergence of the Company from bankruptcy on November 19, 2018 in accordance with the Plan of Reorganization:

•	The Company’s pre-petition 2013 Revolving Credit Facility, SSCF and post-petition debtor-in-possession financing were repaid in full;
•

Holders of the Company’s pre-petition Term Loan B, 2017 Notes and 2020 Notes received an aggregate of 24,416,442 common shares (or, approximately 32.6% of the outstanding shares) in exchange for their claims;

•

The Company issued an aggregate of 44,174,136 common shares (or, approximately 58.9% of the outstanding shares) to holders of the Term Loan B, 2017 Notes and 2020 Notes who subscribed in the Company’s $460.0 million equity rights offering;

•	The Company issued 3,841,229 common shares (or, approximately 5.1% of the outstanding shares) to QP in a $40.0 million private placement;
•

The Company issued 2,566,056 common shares (or approximately 3.4% of the outstanding shares) to members of an ad hoc group of holders of the Term Loan B, 2017 Notes and 2020 Notes (the “Ad Hoc Group”) in payment of their fee for backstopping the equity rights offering;

•

The Company issued approximately 7.5 million common shares to Pacific Drilling Administrator Limited, a wholly owned subsidiary of the Company that serves as administrator of the Company’s 2018 Omnibus Stock Incentive Plan (the “2018 Stock Plan”), adopted by the Board, and which shares were reserved for issuance under the 2018 Stock Plan;

•

Existing holders of the Company’s common shares received no recovery and were diluted by the issuances of common shares under the Plan of Reorganization such that they held in the aggregate approximately 0.003% of the Company’s common shares outstanding upon emergence from bankruptcy; and

•	The undisputed claims of other unsecured creditors such as clients, employees and vendors, were paid in full in the ordinary course of business.

Prior to the issuance of the shares described above, the Company effected a 1-for-10,000 reverse stock split (the “Reverse Stock Split”). As a result of the Reverse Stock Split and the issuances of common shares described above, the Company had issued and outstanding on the Plan Effective Date approximately 75.0 million common shares, and approximately 7.5 million shares were reserved for issuance pursuant to the 2018 Stock Plan.

Our emergence from bankruptcy resulted in a change of control of the Company.

In addition, pursuant to the Plan of Reorganization, on September 26, 2018 bankruptcy-remote subsidiaries of the Company issued, and on November 19, 2018 such subsidiaries merged with the Company and the Company assumed (the “Notes Assumption”):

•	$750.0 million in aggregate principal amount of the First Lien Notes secured by first-priority liens on substantially all assets of the Debtors; and
•

$273.6 million in aggregate principal amount of the Second Lien PIK Notes secured by second-priority liens on substantially all assets of the Debtors. Approximately $23.6 million aggregate principal amount was issued as a commitment fee to the Ad Hoc Group for their agreement to backstop the issuance of the Second Lien PIK Notes.

Concurrent with the Notes Assumption, all of the Company’s subsidiaries other than the Zonda Debtors (defined below), certain immaterial subsidiaries and Pacific International Drilling West Africa Limited (“PIDWAL,” a Nigerian limited liability company indirectly 49% owned by the Company) guaranteed on a senior secured basis the First Lien Notes and Second Lien PIK Notes. If the Zonda Debtors are successful in their appeal of the Tribunal’s decision in the arbitration discussed below, it is expected that the Zonda Debtors will guarantee the First Lien Notes and Second Lien PIK Notes upon their emergence from bankruptcy pursuant to the Zonda Plan (defined below). If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan and the Zonda Debtors would not guarantee the First Lien Notes and Second Lien PIK Notes.

Other Reorganization Transactions

Pursuant to the Plan of Reorganization, the following additional principal transactions and events occurred on the Plan Effective Date:

•

Amendment of Articles of Association. The Company’s Articles of Association (our “Articles”) were amended to, among other things, reflect the new capital structure and establish a classified board of four Class A directors and three Class B directors.

•

Governance Agreement. The Company entered into a Governance Agreement (the “Governance Agreement”) with certain holders of its shares, which provides for, among other things, the rights of such shareholders to nominate the three Class B directors, board observer rights of the parties, as well as an agreement to increase the Company’s share capital at the request of certain parties.

•

Resignation of Directors and Election of New Directors. All of the Company’s directors prior to our emergence from bankruptcy resigned from our board of directors and upon our emergence from bankruptcy, we had an entirely new board of directors.

•	Appointment of Chief Executive Officer. Bernie G. Wolford Jr. was appointed Chief Executive Officer of the Company.
•

Registration Rights Agreement. The Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain holders of its shares, which grants such holders certain registration rights with respect to our common shares.

Zonda Arbitration

The Company’s two subsidiaries involved in the arbitration with Samsung Heavy Industries Co. Ltd. (“SHI”) related to the drillship known as the Pacific Zonda – Pacific Drilling VIII Limited (“PDVIII”) and Pacific Drilling Services, Inc. (“PDSI” and, together with PDVIII, the “Zonda Debtors”) – are not Debtors under the Plan of Reorganization and filed a separate plan of reorganization that was confirmed by order of the Bankruptcy Court on January 30, 2019 (the “Zonda Plan”). On the date the Zonda Plan was confirmed, the Zonda Debtors had $4.6 million in cash and no other material assets after accounting for post-petition administrative expenses (other than the value of their claims against SHI) for SHI to recover against on account of its claims. On January 15, 2020, an arbitration tribunal in London, England (the “Tribunal”) awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors. The award does not include approximately $100 million in interest and costs sought by SHI, on which the Tribunal reserved making a decision to a later date. As a result of the Tribunal’s decision, the Company recognized a loss of $220.2 million within loss from unconsolidated subsidiaries during the year ended December 31, 2019 primarily related to the elimination of a receivable related to the Zonda Debtors’ claim on the balance sheet.

On February 11, 2020, the Zonda Debtors filed an application with the High Court in London seeking permission to appeal the Tribunal’s award. There can be no assurance that the Zonda Debtors will receive permission to appeal, or that if such permission is granted, that any such appeal will be successful. If the Zonda Debtors are successful in reversing the Tribunal’s decision, they will emerge from their separate bankruptcy proceedings. If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan. For additional information, see Item 3. “Legal Proceedings.”

Our Business Strategies

Our principal business objective is to exceed client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry. Our operating strategy is designed to enable us to provide high quality, safe and cost-competitive services and to maintain and deploy our assets to position us to benefit from an expected increase in demand for deepwater offshore drilling and increase our cash flow and profits. Specifically, we expect to achieve our business objectives through the following strategies:

•

Enhanced focus on safety and operational excellence targeting key markets. Excelling in safety and operational performance is a key factor for success in our industry. Our management team is focused on providing quality drilling services for our clients by minimizing downtime and maximizing rig operational efficiency. We believe that we have developed a competitive advantage through our exceptional operating performance and plan to target a presence in key high-specification, deepwater drilling geographies, including West Africa, Gulf of Mexico, Brazil and Southeast Asia.  We have built a strong team of experienced professionals that have expertise in diverse areas, such as regulatory and operational affairs, in these key offshore areas.

•

Continued development of strategic relationships with high-quality clients. Improvement of our future revenue is dependent upon major international and national oil companies as well as independent exploration and production companies increasing their exploration and development programs. Our existing and potential clients tend to take long-term approaches to the development of their projects, and we believe that our strong operational performance and efficient cost management will make us a preferred long-term partner. We plan to continue to manage our drillships in such a way as to enable us to nimbly and cost-effectively exploit improvements in the market for deepwater drilling services.

•

Efficiently manage costs while maintaining optionality and marketability. With a cost-competitive fleet, we believe we will continue to benefit as the market improves. We have a well-positioned and well-maintained fleet that we believe is at the low end of the cost of supply curve. We have implemented company-wide cost-savings initiatives to reduce our operating, maintenance and supply chain management expenses while effectively maintaining our ability to restart idle rigs.

Clients

For information regarding the percentage of revenue earned from certain of our major clients, see Note 17 to our consolidated financial statements.

Contract Backlog

Our contract backlog includes firm commitments only, which are represented by signed drilling contracts. As of March  6, 2020, our contract backlog was approximately $189.2 million and was attributable to revenues we expect to generate on (i) the Pacific Sharav under the drilling contract with a subsidiary of Chevron Corporation (“Chevron”) and under the drilling contract with a subsidiary of Murphy Oil Corporation (“Murphy”), (ii) the Pacific Santa Ana under the drilling contract with PC Mauritania 1 Pty Ltd. (“Petronas”), (iii) the Pacific Bora under the drilling contract with Eni Oman B.V., a subsidiary of Eni S.p.A. (“Eni”) and (iv) the Pacific Khamsin under the drilling contract with a subsidiary of Equinor ASA (“Equinor”). We calculate our contract backlog by multiplying the contractual dayrate by the number of days committed under the contracts (excluding options to extend), assuming full utilization, and also including mobilization fees, upgrade reimbursements and other revenue sources, such as the standby rate during upgrades, as stipulated in the applicable contracts. For a well-by-well contract, we calculate the contract backlog by estimating the expected number of remaining days to drill the firm wells committed.

The actual amounts of revenues earned and the actual periods during which revenues are earned may differ from our contract backlog and periods shown in the table below due to various factors, including unplanned downtime and maintenance projects and other factors. Our contracts generally provide for termination at the election of the client with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig or sustained unacceptable performance by us, an early termination payment is not required to be paid. Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.

The following table sets forth certain contracting information regarding our fleet as of March 6, 2020.

	Contracted		Contract
Rig	Location	Client	Commencement	Expected Contract Duration
Pacific Sharav	U.S. Gulf of Mexico	Chevron	September 2019	Extension for three wells through May 2020.
	Mexico	Murphy	Q4 2020	Two firm wells and one option well.
Pacific Khamsin	U.S. Gulf of Mexico	Equinor/Total	December 2019	Contract to operate in U.S. Gulf of Mexico for three firm wells through November 2020, with one option well. Assigned to Total for second firm well.
Pacific Santa Ana	Mauritania	Petronas	December 2019	Contract to perform integrated services for a plug and abandonment project estimated at 360 days.
	Senegal/Mauritania	Total	—	Two one-well options whose commencement would follow contract with Petronas.
Pacific Bora	Oman	Eni	February 2020

Contract for one firm well with an estimated duration of approximately 30 days and includes a $5 million mobilization fee and a $5 million demobilization fee. The contract provides for one option well.

Drilling Contracts

We typically provide drilling services on a “dayrate” contract basis. Under dayrate contracts, the drilling contractor provides a drilling rig and rig crews and charges the client a fixed amount per day regardless of the number of days needed to drill the well. In certain contracts, we may also provide additional third-party services integrated into the standard drilling rig contract, which results in additional revenue, costs and associated downtime risk. The client bears substantially all of the ancillary costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, dayrate contracts sometimes provide for a lump sum amount for mobilizing the rig to the well location and a reduced dayrate when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the contractor’s control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the client in the event the drilling unit is damaged, destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment, “force majeure” events beyond the control of either party or upon the occurrence of other specified conditions. In addition, drilling contracts with certain clients may be cancelable, without cause, with little or no prior notice. Some longer-term contracts are subject to early termination payments. In some instances, the dayrate contract term may be extended by the client exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.

Competition

The contract drilling industry is highly competitive. Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job; however, rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, technical and engineering support, rig location and efficiency, as well as long-term relationships with major international oil companies and national oil companies.

We believe that the market for drilling contracts will continue to be highly competitive in the near and intermediate term. We believe that our fleet of high-specification drillships provides us with a competitive advantage over many competitors with older fleets, as high-specification drilling units are generally better suited to meet the requirements of clients for drilling in deepwater, complex geological formations with challenging well profiles. However, certain competitors may have greater financial resources than we do, which may enable them to better withstand periods of low utilization and compete more effectively on the basis of price.

Seasonality

In general, seasonal factors do not have a significant direct effect on our business.

Insurance

The contract drilling industry is subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. While we maintain insurance to protect our drillships in the areas in which we operate, certain political risks and other environmental risks are not fully insurable. We maintain insurance coverage that includes coverage for hull and machinery, marine liabilities, third party liability, workers’ compensation and employer’s liability, general liability, vessel pollution and other coverages.

Our insurance is subject to exclusions and limitations, and our insurance coverage may not adequately protect us against liability from all potential consequences and damages. We believe that our insurance coverage is customary for the industry and adequate for our business. However, there are risks that such insurance will not adequately protect us against and insurance may not be available to cover all of the liability from all of the consequences and hazards we may encounter in our operations.

Governmental Regulation/Environmental Issues

Our operations are subject to stringent and comprehensive federal, state, local and foreign or international laws and regulations, including those governing the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection.

United States

In the United States, we must comply with the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Federal Water Pollution Control Act (commonly referred to as the Clean Water Act) and the International Convention for the Prevention of Pollution from Ships, as each has been amended from time to time. Numerous governmental agencies, which in the United States include, among others, the U.S. Department of the Interior, Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, U.S. Coast Guard and U.S. Environmental Protection Agency, issue regulations to implement and enforce environmental laws, which often require difficult and costly compliance measures. We could be subject to substantial administrative, civil and criminal penalties, cleanup obligations, legal damages for pollution or personal injury or injunctive relief for violations of or liabilities under these laws. Moreover, it is possible that changes in these environmental laws and regulations or any enforcement policies that impose additional or more restrictive requirements or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

Nigeria

As an independent drilling contractor operating in Nigeria, we are subject to Petroleum (Drilling and Production) Amendment Regulations 1988 (the “Regulations”) which require us to be accredited with the Department of Petroleum Resources (the “DPR”). The Guidelines and Application Form for Oil & Gas Industry Service Permit issued by the DPR (the “DPR Guidelines”) require that we are accredited and issued with a permit by the DPR (the “DPR Permit”) in order to carry out the services in the industry. We have received and must annually renew the DPR Permit in accordance with the DPR Guidelines. In addition to the DPR Permit, under the Local Content Act (as defined below), we are required to be registered with the Joint Qualification System (“JQS”). The Nigerian Petroleum Exchange (“NIPEX”) administers the JQS. NIPEX is required to pre-qualify companies and categorize them into its database as a prerequisite for any company intending to offer services in the industry and forms the basis for an invitation to tender for contracts. Under the Regulations we are also required to obtain a valid license prior to operating a drilling rig (a “Drilling Rig Permit”). A Drilling Rig Permit is granted by the Minister of Petroleum Resources (“Minister”) or any other public officer in the Ministry authorized by the Minister in writing in that regard.

Our operations are also subject to the provisions of the Environmental Guidelines and Standards for the Petroleum Industry of Nigeria which establish a uniform monitoring and control program in relation to discharges arising from oil exploration and development in Nigeria.

The Nigerian Oil and Gas Industry Content Development Act, 2010 (the “Local Content Act”) was enacted to provide for the development, implementation and monitoring of Nigerian content in the oil and gas industry and places emphasis on the promotion of Nigerian content among companies bidding for contracts in the oil and gas industry. It also provides for majority Nigerian equity distribution of the relevant companies. The Local Content Act requires contractors within the oil and gas industry to comply with the minimum Nigerian Content (as defined in the Local Content Act) specified for each particular project item, service or product specification as set out in Schedule A of the Local Content Act (the “Schedule”). The Schedule provides the parameters and minimum level/percentages to be utilized in determining and measuring Nigerian Content in the composite human, material resources and services applied by operators and contractors in any project in the industry. The most relevant categories under the Schedule for us fall under the headings of “Well and Drilling Services/Petroleum Technology” and “Exploration, Subsurface, Petroleum Engineering and Seismic.” The activities listed therein include: “Producing Drilling Services” and “Drilling Rigs Semi-submersibles/Jack ups/others” which both apply to us. For offshore drilling services within the above referenced categories, the minimum required Nigerian Content for the provision of such services provided in the Schedule is stated in terms of “Manhours” (i.e., human resources) and is 85% and 55%, respectively. In the event there is insufficient Nigerian capacity to satisfy the minimum percentages prescribed in the Schedule, the Minister may authorize the continued importation of the relevant item or personnel for a maximum period of three years from the commencement of the Local Content Act. This implies that the Minister may grant a waiver for up to a maximum of three years from the commencement of the Local Content Act (i.e., by 2013). Subject to any amendments to the Local Content Act, and/or guidelines issued by the Nigerian Content Monitoring Board clarifying certain provisions of the Local Content Act, all entities must comply with the provisions of the Local Content Act.

We are required to submit a proposed Nigerian Content Execution Plan and will provide a Monthly Nigerian Content Report, a document that details the amount of Nigerian Content utilized in the performance of the contract.

In addition to the above Nigerian Content requirements, Nigerian subsidiaries of international companies are required to demonstrate that a minimum of 50% of the equipment deployed for execution of works is owned by the Nigerian subsidiary.

The Local Content Act also requires that our Nigerian subsidiary place 100% of its insurance policies with local Nigerian insurers and that local capacity must have been exhausted before any insurance risk is placed with foreign insurers and any offshore placement of insurance must be with prior approval of the National Insurance Commission.

Ghana

We have formed a joint venture company in Ghana for the purpose of bidding on projects in Ghana. As an independent drilling contractor operating in the upstream petroleum sector in Ghana, we must comply with, among others, the Petroleum (Exploration & Production) Act, 2016 (Act 919)(“the Act”); Petroleum Exploration and Production – HSE Regulations 2017 (L.I 2258); Petroleum Exploration And Production - Data Management Regulations, 2017 (L.I 2257); Petroleum Exploration And Production (General) Regulations, 2018 (L.I 2359); Petroleum (Local Content and Local Participation) Regulations, 2013 (L.I 2204); Petroleum Commission: Guidelines for the Formation of Joint Venture Companies in the Upstream Petroleum Industry of Ghana (March 2016) (“JV Guidelines”); Environmental Protection Agency Act, 1994 (Act 490); and the Environmental Assessment Regulations, 1999 (L.I 1652), as each has been amended from time to time.

The Petroleum (Exploration & Production) Act, 2016 (Act 919), L.I 2204 and the JV Guidelines require us to incorporate in Ghana and to form a joint venture with an Indigenous Ghanaian Company (IGC), in which the IGC must have at least 10% shareholding, in order to provide services in Ghana. Both our incorporated company and the joint venture company must obtain permits to operate from the Petroleum Commission.

The Petroleum (Exploration and Production) (Health and Safety and Environment) Regulations, 2017(L.I 2258), prescribes different health and safety precautions that we must comply with.  Furthermore, the Petroleum (Exploration and Production) (Data Management) Regulations, 2017(L.I 2257) provide that we are required to report and manage all petroleum data obtained from our activities.

The Petroleum (Local Content and Local Participation) Regulations, 2013 (L.I 2204) was enacted to promote the maximization of value addition and job creation using local expertise, goods and services, businesses and financing in the petroleum industry value chain and their retention in country.  The law requires minimum thresholds for the procurement of local goods and services where first consideration must be given to qualified Ghanaians.

Before engaging in petroleum activities, we are required to submit a Local Content Plan for approval by the Commission. The Local Content plan must include: (i) an Employment and Training Sub-Plan; (ii) a Research and Development Sub-Plan; (iii) a Technology Transfer Sub-Plan; (iv) a Legal Services Sub-Plan; and (v) a Financial Services Sub-Plan.  It is an offence under L.I 2204 to submit a false plan.

L.I2204 also requires that insurable risks relating to petroleum activity in the country shall be insured through an indigenous brokerage firm or where applicable, a reinsurance broker, and that we retain the services of a Ghanaian legal practitioner or a firm of Ghanaian legal practitioners whose principal office is located in Ghana.  We are further required to retain the services of a Ghanaian financial institution or organization and maintain a bank account with an indigenous Ghanaian bank.

Environment, Health, Safety and Quality

Pacific Drilling recognizes that, as a leading offshore drilling contractor, we must be a responsible corporate steward with a strong commitment to sustainability. This commitment is fundamental to the way that we conduct business and is critical to our future success.

Our business requires us to operate in remote and sensitive marine environments. On our drillships, our employees conduct their work in challenging and complex industrial conditions. Our corporate Health, Safety and Environment (HSE) Policy highlights the importance of HSE to our overall success and sets expectations for all personnel to take personal responsibility for the safety of themselves, others and the environment. Pacific Drilling is committed to creating an incident free work place for all our employees, contractors, suppliers and clients. All personnel working for, or on behalf of, Pacific Drilling are empowered to stop their own work, or the work performed by co-workers, client representatives, contractors or management, if it causes concern related to health, safety, security or environmental pollution. We provide comprehensive training programs to ensure our people understand our safety policies and processes and are prepared to perform their work functions safely, including focused programs for short service personnel as they develop their familiarity with our work environment. All personnel are expected to plan work in a manner that encourages active involvement in hazard identification and risk assessment, including the implementation of appropriate risk reduction measures. We implement programs to involve all personnel in the monitoring of our work activities and proactively report and address at-risk behaviors and substandard conditions. If any HSE events do occur, we are prepared to respond in case of emergency, and we investigate all incidents with an aim to correct errors and share learnings. We track our HSE performance and include HSE-focused metrics in our annual company goals to drive ongoing improvement.

Just as we are committed to sustainability in our current operations, we are also committed to longer-term efforts to minimize our environmental impact. In 2019, we initiated an accredited third-party study to analyze the current carbon footprint of our drilling operations worldwide.  From this study we will establish a baseline to evaluate areas for improvement and set goals for future initiatives to increase our carbon efficiency and minimize our environmental impact.

At Pacific Drilling, we believe that the methods we employ to achieve our results are as important as the results themselves. We believe that our aim to exceed client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry is best accomplished through stringent ethical requirements and the highest standards of corporate governance. Our Global Code of Conduct is designed to support the Company's core values and allow each of us to live up to those values as we work. We deliberately set high expectations for our corporate and personal behavior that apply to all employees—regardless of rank—and any independent contractors, agents, or consultants who are working for or on behalf of the Company, no matter where in the world they may be located.

Organizational Structure and Joint Venture

We have 40 subsidiaries organized under the laws of various jurisdictions.  For a full listing of our subsidiaries, including their jurisdictions of organization, see Exhibit 21.1 to this annual report. All subsidiaries are, indirectly or directly, wholly-owned by Pacific Drilling, S.A., except for Pacific International Drilling West Africa Limited (“PIDWAL”), Pacific Drillship Nigeria Limited (“PDNL”), Pacific Bora Ltd. (“PBL”), Pacific Scirocco Ltd. (“PSL”) and Pacific Menergy Ghana Limited (“PMGL”).

PSL and PBL, which own the Pacific Scirocco and Pacific Bora, respectively, are owned 49.9% by our wholly-owned subsidiary Pacific Drilling Limited (“PDL”) and 50.1% by PDNL.  PDNL is owned 0.1% by PDL and 99.9% by PIDWAL, which is our Nigerian joint venture with Derotech Offshore Services Limited (“Derotech”). Derotech owns 51% of PIDWAL and PDL, indirectly through another wholly-owned subsidiary, owns 49% of PIDWAL. Derotech will not accrue the economic benefits of its interest in PIDWAL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. Likewise, PIDWAL will not accrue the economic benefits of its interest in PDNL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. PIDWAL and PDNL are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate all interests of PIDWAL and PDNL in our consolidated financial statements.

Employees

As of December 31, 2019, we had a total of 763 employees and three subcontractor, consisting of:

•	675 in engineering and operations; and
•	91 in finance, strategy and business development, sales and marketing and other administrative functions.

As of December 31, 2019, approximately 501 members of our workforce were located in the United States and four were located in Nigeria. The remainder were in various other locations around the world.

We believe that our relations with employees are good.

Research and Development

We do not undertake any significant expenditure on research and development. Additionally, we have no significant interests in patents or licenses.

Available Information

We file annual, quarterly and current reports and other information with the SEC.  The SEC maintains a website at www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.  In addition, the Company maintains a website at www.pacificdrilling.com on which our latest annual report on Form 10-K, recent quarterly reports on Form 10-Q, recent current reports on Form 8-K, any amendments to those filings, and other filings are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC, and may be accessed free of charge.

ITEM 1A.    RISK FACTORS

An investment in our common shares involves a high degree of risk. You should consider carefully the following risk factors, as well as the other information contained in this annual report, before making an investment in our common shares. Any of the risk factors described below could significantly and negatively affect our business, financial position, results of operations or cash flows. In addition, these risks represent important factors that can cause our actual results to differ materially from those anticipated in our forward-looking statements.

Risks Related to Our Business

The demand for our services depends on the level of activity in the offshore oil and gas industry, which is significantly affected by, among other things, volatile oil and natural gas prices. Our business has been and may continue to be materially and adversely affected by the significant decline in the oil and gas industry. Since January 2020, the Coronavirus outbreak and fear of further spread of the Coronavirus have caused significant disruptions in international economies and international financial and oil markets, including a substantial decline in the price of oil. Lack of an improvement in the market for our offshore contract drilling services would materially and adversely affect our liquidity and ability to repay or refinance our indebtedness.

The offshore contract drilling industry has been cyclical and volatile, and the substantial drop in oil prices beginning mid-2014 resulted in a significant decline in drilling activity. Since January 2020, the Coronavirus outbreak and fear of further spread of the Coronavirus have caused significant disruptions in international economies and international financial and oil markets, including a substantial decline in the price of oil, with such disruptions intensifying, and Brent crude oil prices closing at $36.7 on March 10, 2020.  In addition, during 2020, major stock market indices have experienced substantial declines, with such declines intensifying.  As of March 10, 2020 the S&P 500 Index had fallen by 11.2% since the start of 2020.  The Coronavirus outbreak has weakened demand for oil, and after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil trading prices.  The Coronavirus and responses of oil producers to the lower demand for oil and lower oil prices are rapidly evolving situations.  Sustained low or worsening oil prices are likely to have a material adverse effect on our financial condition, results of operations and cash flow.

The demand for our services depends on the level of activity in oil and natural gas exploration, development and production in offshore areas worldwide. Oil and natural gas prices and market expectations of potential changes in these prices also significantly affect the level of offshore activity and demand for drilling units.

Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:

•	worldwide economic, financial problems and pandemic risks such as Coronavirus and corresponding declines in the demand for oil and gas and consequently for our services, as discussed above;
•

the worldwide production and demand for oil and natural gas, including production and pricing actions of Saudi Arabia and other OPEC member nations, Russia and other oil producing countries, and any geographical dislocations in supply and demand;

•	the development of new technologies, alternative fuels and alternative sources of hydrocarbon production, such as increases in onshore shale production in the United States; and
•

the worldwide social and political environment, including uncertainty or instability resulting from changes in political leadership, an escalation or additional outbreak of armed hostilities, insurrection or other crises in the Middle East, Africa, South America or other geographic areas or acts of terrorism in the United States, or elsewhere.

Declines in oil and gas prices for an extended period of time, and market expectations of continued lower oil prices, have negatively affected and could continue to negatively affect our business, including due to the Coronavirus. Sustained periods of low oil prices have resulted in and could continue to result in reduced exploration and drilling. These commodity price declines have an effect on rig demand, and periods of low demand can cause excess rig supply and intensify competition in the industry, which often results in drilling units of all generations and technical specifications being idle for periods of time. As a result of the low commodity prices, exploration and production companies have significantly reduced capital spending over the last few years, leading to a current oversupply of drilling rigs and negative pricing pressure on our market. Recently, we have seen increased capital spending by exploration and production companies and subsequent demand for drilling rigs, which resulted in higher utilization and improving dayrates in certain regions of the world; however, these developments may be stopped or reversed by the evolving Coronavirus outbreak and reactions to it.

We cannot accurately predict the future level of demand for our services or future conditions in the oil and gas industry and we cannot assure you that the market will improve. If the market for our offshore contract drilling services does not improve as a result of oil prices, demand for contract drilling services and/or levels of exploration, development or production expenditures by oil and gas companies, our revenues could be impacted and our business, results of operations, liquidity and ability to repay or refinance our indebtedness would be materially and adversely affected.

Failure to secure new drilling contracts for our drillships could have a material adverse effect on our financial position, results of operations or cash flows.

As of March 6, 2020, we did not have signed drilling contracts for three of our seven drillships, the Pacific Meltem, the Pacific Scirocco or the Pacific Mistral. Our ability to obtain drilling contracts for our drillships will depend on market conditions and our clients’ drilling programs. Our recent new contracts are short to medium term in length and there is uncertainty as to whether new contracts we may enter into in the future will continue to have comparatively shorter durations or require us to work at lower dayrates. We may not be able to secure contracts for our drillships on favorable terms, or at all. Our failure to secure drilling contracts for our uncontracted drillships or currently operating drillships after the expiration of existing contracts, or to successfully negotiate and execute definitive contracts and satisfy other conditions precedent to finalizing any letters of intent and letters of award, could have a material adverse effect on our financial position, results of operations or cash flows.

An oversupply of rigs competing with our rigs could continue to impact the utilization and contract prices for our rigs and could adversely affect our financial position, results of operations or cash flows.

There are several high-specification floating rigs currently available for drilling services in the industry worldwide. The oversupply of high-specification floating rigs has led to a significant reduction in dayrates and lower utilization over the past few years. Recently, we have seen improvement in the utilization and associated dayrates for our service, however there is no guarantee that this trend will continue going forward, particularly given recent developments related to Coronavirus. Should this improvement in utilization and dayrates not continue, it could require us to enter into lower dayrate contracts or to idle or stack more of our drillships, which could have a material adverse effect on our business prospects, financial condition, liquidity and results of operations.

We have a small fleet and rely on a limited number of clients. The loss of any client or significant downtime on any drillship attributable to maintenance, repairs or other factors could adversely affect our financial position, results of operations or cash flows.

As a result of our relatively small fleet of seven drillships, we anticipate that revenues will depend on contracts with a limited number of clients. The loss of any one of our clients or any potential clients could have a material adverse effect on our financial position, results of operations or cash flows. In addition, our limited number of drillships makes us more susceptible to incremental loss in the event of downtime on any one operating unit. If any one of our drillships becomes inactive for a substantial period of time and is not otherwise earning contractual revenues, it could have a material adverse impact on our financial position, results of operations or cash flows.

Our backlog of contract drilling revenue may not be fully realized.

Our contract backlog includes firm commitments only, which are represented by signed drilling contracts. We calculate our contract backlog by multiplying the contractual dayrate by the number of days committed under the contracts (excluding options to extend), assuming full utilization, and also including mobilization fees, upgrade reimbursements and other revenue sources, such as the standby rate during upgrades, as stipulated in the applicable contracts. For a well-by-well contract, we calculate the contract backlog by estimating the expected number of remaining days to drill the firm wells committed. The actual amounts of revenues earned and the actual periods during which revenues are earned may differ from the amounts and periods shown in the contract backlog amounts we present, due to various factors, including unplanned downtime and maintenance projects and other factors. We may not be able to realize the full amount of our contract backlog due to events beyond our control, and accordingly the actual amount of revenues earned may be substantially lower than the backlog reported. In addition, some of our clients may experience liquidity issues, which could worsen if commodity prices remain low or decrease further for an extended period of time. Liquidity issues could lead our clients to seek to repudiate, cancel or renegotiate contracts for various reasons, as described below under “—Our drilling contracts may be terminated early in certain circumstances.” Our inability to realize the full amount of our contract backlog could have a material adverse effect on our financial position, results of operations or cash flows.

We may enter into drilling contracts with less favorable terms that expose us to greater risks than we would assume under stronger market conditions.

The current market conditions and oversupply of drilling rigs have impacted and could continue to impact our existing drilling contracts. We may not be able to extend contracts with our clients on favorable terms, or at all.

We may enter into drilling contracts or amendments to drilling contracts that expose us to greater risks than we would assume under stronger market conditions, such as greater exposure to environmental or other liabilities and more onerous termination provisions giving the client a right to terminate without cause or upon little or no notice. Upon termination, these contracts may not result in a payment to us or, if a termination payment is required, it may not fully compensate us for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial position, results of operations or cash flows. In certain contracts, we may also provide additional third-party services integrated into the standard drilling rig contract. While these additional third-party services generate incremental revenue, they also lead to related costs and associated downtime risk. We can provide no assurance that any such increased risk exposure will not have a material negative impact on our future operations and financial results.

We may not continue to realize the cost-savings we have recently achieved on our idle rigs and reactivation of idle rigs may take longer or be more costly than we anticipate.

Our operating expenses and maintenance costs depend on a variety of factors including crew costs, provisions, equipment, insurance and maintenance and repairs, many of which are beyond our control. During periods in which a rig is idle, we may decide to “smart-stack” the rig, which means the rig is maintained with a reduced level of crew to be ready to ramp up to operational status for redeployment.  During periods in which multiple rigs are idle, we may decide to maintain the rigs in “modified smart-stack” status, which means the idle rigs are maintained as a group with one rig providing the power source for the other rigs, which have no crew onboard.

We believe our results for the year ended December 31, 2019 reflect the cost savings we expected to achieve from our smart-stacking and modified smart-stacking approaches. We may not continue to realize those cost-savings, and, if we are required to idle additional rigs, we may not achieve similar cost savings.

Reactivation of idle rigs may take longer and be more costly than anticipated and there is limited history of reactivating idle rigs after smart-stacking. Reactivation costs can be higher than expected due to a longer ramp up time than expected, and increased capital expenditures required to bring the rig back to operational status. Contract preparation expenses vary based on the client requirements, the scope and length of contract preparation required and the duration of the firm contractual period.

Our drilling contracts may be terminated early in certain circumstances.

Our contracts with clients generally may be terminated at the option of the client upon payment of an early termination fee, which is typically a significant percentage of the dayrate or the standby rate under the drilling contract for a specified period of time. During periods of depressed market conditions, we are subject to an increased risk that our clients may seek to terminate our contracts. Early termination payments may not fully compensate us for the loss of the contract. Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported. Our contracts also generally provide for termination by the client without the payment of any termination fee under various circumstances, such as sustained unacceptable performance by us, as a result of impaired performance caused by equipment or operational issues, destruction of a drilling rig, or sustained periods of downtime due to force majeure events (which could include downtime related to the Coronavirus) or otherwise. Many of these events are beyond our control. If our clients terminate some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if payments due under our contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, our financial position, results of operations or cash flows could be materially adversely affected.

The market value of our drillships may decrease, which could cause us to take accounting charges or to incur losses if we decide to sell them following a decline in their values.

If the offshore contract drilling industry does not continue to improve, the fair market values of our drillships may decline further. The fair market values of the drillships we currently own or may acquire in the future may increase or decrease depending on a number of factors, many of which are beyond our control, including the general economic and market conditions affecting the oil and gas industry and the possible corresponding adverse effect on the level of offshore drilling activity.

Any such deterioration in the market values of our drillships could require us to record an impairment charge in our financial statements, which could adversely affect our results of operations. We may not be able to sell our drillships at prices we deem acceptable or at all.  If we sell any of our drillships when prices for such drillships have fallen, the sale may be at less than such drillship’s carrying amount on our financial statements, resulting in a loss.

Any such reduction in the fair market value of our fleet could also adversely affect our flexibility under our new $50.0 million revolving credit facility (defined below under “Risks Related to our Indebtedness”), due to additional limitations that may be imposed under the credit agreement if our aggregate fleet value were to decrease below $500 million.

Our business and the industry in which we operate involve numerous operating hazards which, if they occur, may have a material adverse effect on our business.

Our operations are subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, cratering, fires, explosions, spills of hazardous materials and pollution. The occurrence of any of these events could result in the suspension of our drilling or production operations, claims by the operator, severe damage to or destruction of the property and equipment involved, injury or death to drilling unit personnel and environmental and natural resources damages. Our operations could be suspended as a result of these hazards, whether the fault is ours or that of a third party. In certain circumstances, governmental authorities may suspend drilling operations as a result of these hazards, and our clients may cancel or terminate their contracts. We may also be subject to personal injury and other claims by drilling unit personnel as a result of our drilling operations.

We may experience downtime as a result of repairs or maintenance, human error, defective or failed equipment or delays waiting for replacement parts.

Our operations may be suspended because of machinery breakdowns, human error, abnormal operating conditions, failure of subcontractors to perform or supply goods or services, delays on replacement parts or personnel shortages, which may cause us to experience operational downtime and could have an adverse effect on our results of operations.

In addition, we rely on certain third parties to provide supplies and services necessary for our offshore drilling operations, including, but not limited to, suppliers of drilling equipment and catering and machinery suppliers. Mergers in our industry have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. Such consolidation may result in a shortage of supplies and services, potentially inhibiting the ability of suppliers to deliver on time, or at all. These delays may have a material adverse effect on our results of operations and result in downtime, and delays in the repair and maintenance of our drillships.

Our business is subject to numerous governmental laws and regulations, including environmental requirements, that may impose significant costs and liabilities on us.

Our operations are subject to federal, state, local, foreign and international laws and regulations that may, among other things, require us to obtain and maintain specific permits or other governmental approvals to control or limit the discharge of oil and other contaminants into the environment or otherwise relate to environmental protection, and which impose stringent standards on our activities that are protective of the environment. For example, any operations and activities that we conduct in the United States and its territorial waters are subject to numerous environmental laws, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation, and Liability Act and the International Convention for the Prevention of Pollution from Ships (each, as amended from time to time), and analogous state laws. Failure to comply with these laws, regulations and treaties may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit some or all of our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages caused by others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these laws and regulations, the modification of existing laws or regulations or the adoption of new laws or regulations that curtail exploratory or developmental drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs, including our capital expenditures.

The imposition of stringent restrictions or prohibitions on offshore drilling by a governing body may have a material adverse effect on our business.

Prior catastrophic events that resulted in the release of oil or other contaminants offshore have heightened environmental and regulatory concerns about the oil and gas industry. In the past, the U.S. federal government, acting through the U.S. Department of the Interior and its implementing agencies that have since evolved into the present day Bureau of Ocean Energy Management and Bureau of Safety and Environmental Enforcement, have issued various rules, Notices to Lessees and Operators and temporary drilling moratoria that interrupted operations and resulted in additional stringent environmental and safety regulations or requirements applicable to oil and gas exploration, development and production operators in the U.S. Gulf of Mexico, some of whom are our clients. Any such regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the U.S. Gulf of Mexico due to adjustments in operating procedures and certification requirements as well as increased lead times to obtain exploration and production plan reviews. Also, our clients may require changes to our operations or procedures in order for our clients to meet their own additional compliance requirements, which may increase our costs.

Our global operations may be adversely affected by political and economic circumstances in the countries in which we operate, including as a result of violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws. A significant portion of our business has been, and may in the future be, conducted in West Africa, which exposes us to risks of war, local economic instabilities, corruption, political disruption and civil disturbance in that region.

We operate in oil and natural gas producing areas worldwide. We are subject to a number of risks inherent in any business that operates globally, including: political, social and economic instability; war; piracy and acts of terrorism; corruption; potential seizure, expropriation or nationalization of assets; increased operating costs; wage and price controls; imposition or changes in interpretation and enforcement of local content laws; and other forms of government regulation and economic conditions that are beyond our control.

The United States Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act 2010, the Nigerian Corrupt Practices and Other Related Offenses Act of 2000, Brazil’s Anti-Corruption Law of 2014 and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making, offering or authorizing improper payments to government officials for the purpose of obtaining or retaining business. We may operate in countries where strict compliance with anti-bribery laws conflicts with local customs and practices. Violations of, or any non-compliance with, current and future anti-bribery laws (either due to acts or inadvertence by us or our agents) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and/or establish joint ventures with local operators or strategic partners. Our agents often interact with government officials on our behalf. Even though some of our agents and partners may not themselves be subject to the FCPA or other anti-bribery laws to which we may be subject, if our agents or partners make improper payments to government officials in connection with engagements or partnerships with us, we could be investigated and potentially found liable for violation of such anti-bribery laws and could incur civil and criminal penalties and other sanctions, which could have a material adverse effect on our financial position, results of operations or cash flows.

These risks may be higher in developing countries such as Nigeria, Ghana and Mauritania. Countries in West Africa have experienced political and economic instability in the past and such instability may continue in the future. Disruptions in our operations may occur in the future, and losses caused by these disruptions may not be covered by insurance.

We may be required to make significant capital expenditures to maintain our competitiveness and to comply with applicable laws, regulations and standards of governmental authorities and organizations.

Changes in offshore drilling technology, client requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness. Our competitors may have greater financial and other resources than we have, which may enable them to make technological improvements to existing equipment or replace equipment that becomes obsolete. In addition, changes in governmental regulations, safety or other equipment standards may require us to make additional unforeseen capital expenditures.

If we are unable to fund these capital expenditures with cash flow from operations, we may either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial position at the time, changes in laws and regulations and by adverse market conditions. In addition, our ability to raise additional capital is limited by the terms of our debt agreements. Our failure to obtain the funds for necessary future capital expenditures could limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business and on our financial position, results of operations or cash flows.

There may be limits on our ability to mobilize drillships between geographical areas and the time spent on and costs of such mobilizations may materially and adversely affect our business.

The offshore contract drilling market is generally a global market, as drilling units may be mobilized from one area to another. However, the ability to mobilize drilling units can be impacted by several factors including governmental regulation and customs practices, the significant costs to move a drilling unit, weather, political instability, civil unrest, military actions and the technical capability of the drilling units to operate in various environments. Additionally, while a drillship is being mobilized from one geographic market to another, we may not be paid by the client for the time that the drillship is out of service. Also, we may mobilize a drillship to another geographic market without a client contract, which may result in costs that are not reimbursed by future clients.

The loss of key personnel could negatively impact our business.

Our future operational performance depends to a significant degree upon the continued service of key members of our management as well as marketing, sales and operations personnel. The loss of one or more of our key personnel could have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and operations personnel. We may experience intense competition for personnel, and we may not be able to retain key employees or be successful in attracting, assimilating and retaining personnel in the future. In addition, our ability to attract, recruit and retain key personnel may be negatively impacted by our emergence from bankruptcy and the uncertainties currently facing the industry in which we operate.

Any significant cyber-attack or interruption in network security could materially and adversely disrupt and affect our operations and business.

We have become increasingly dependent upon digital technologies to conduct and support our offshore operations, and we rely on our operational and financial computer systems to conduct almost all aspects of our business. Threats to our information technology systems associated with cybersecurity risks and incidents or attacks continue to grow. Any failure of our computer systems, or those of our clients, vendors or others with whom we do business, could materially disrupt our operations and could result in the corruption of data or unauthorized release of proprietary or confidential data concerning the Company, its business operations and activities, clients or employees. Computers and other digital technologies could become impaired or unavailable due to a variety of causes, including, among others, theft, cyber-attack, design defects, terrorist attacks, utility outages, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. Any cyber-attack or interruption could have a material adverse effect on our financial position, results of operations or cash flows, and our reputation.

Our insurance may not be adequate in the event of a catastrophic loss.

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may be subject to property, environmental, natural resource and other damage claims by oil and gas companies, other businesses operating offshore and in coastal areas, environmental conservation groups, governmental entities and other third parties. Insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. In particular, pollution and environmental risks generally are not fully insurable.

Losses caused by the occurrence of a significant event against which we are not fully insured or caused by a number of lesser events against which we are insured but are subject to substantial deductibles, aggregate limits and/or self-insured amounts, could materially increase our costs and impair our profitability and financial position. Our policy limits for property, casualty, liability and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, may not be adequate should a catastrophic event occur related to our property, plant or equipment, or our insurers may not have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, adequate replacement coverage may not be available, offered at reasonable prices or offered by insurers with sufficient financial resources.

Our clients may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our clients generally assume, and indemnify us against, well control and subsurface risks pursuant to our dayrate contracts. These risks are associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or re-drill the well and associated pollution. However, the indemnification provisions in our contracts may not cover all damages, claims or losses to us or third parties, and our clients may not have sufficient resources to cover their indemnification obligations or may contest their obligation to indemnify us. The indemnification provisions of our contracts may be subject to differing interpretations and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them unenforceable, void or limited by public policy considerations, including when the cause of the underlying loss or damage is our gross negligence or willful misconduct, when punitive damages are attributable to us or when fines or penalties are imposed directly against us. Also, in the interest of maintaining good relations with our key clients, we may choose not to assert certain indemnification claims. In addition, in certain market conditions, we may be unable to negotiate contracts containing indemnity provisions that obligate our clients to indemnify us for such damages and risks.

We may suffer losses as a result of foreign currency fluctuations.

A significant portion of the contract revenues of our foreign operations will be paid in U.S. dollars; however, some payments are made in foreign currencies. As a result, we are exposed to currency fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks when we are paid in foreign currency, we attempt to match the currency of operating costs with the currency of contract revenue. If we are unable to substantially match the timing and amounts of these payments, any increase in the value of the U.S. dollar in relation to the value of applicable foreign currencies could adversely affect our operating results.

Public health threats, including the evolving risks presented by the Coronavirus, could have a material adverse effect on our financial position, results of operations or cash flows.

Public health threats, such as Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome, and more recently Coronavirus and other highly communicable diseases, outbreaks of which have occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Since January 2020, the Coronavirus outbreak and fear of further spread of the Coronavirus have caused significant disruption in international economies and international financial and oil markets.  For additional information, see the first Risk Factor under “Risks Related to our Business” above.

The Coronavirus outbreak has led to quarantines, cancellation of events and travel, business and school shutdowns, supply chain interruptions and overall economic and financial market instability.  Further spread of the Coronavirus could cause additional quarantines, reduction in business activity, labor shortages and other operational disruptions. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats, may adversely affect our financial position, results of operations or cash flows.

We may be adversely affected by national, state and foreign or international laws or regulatory initiatives focusing on greenhouse gas (“GHG”) reduction.

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated initiatives regarding GHG reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Although it is not possible at this time to predict how new legislation or regulations that may be adopted to address GHG emissions in the United States would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from oil and gas exploration and production operators, some of whom are our clients, could require such operators to incur increased costs, lengthen project implementation times, and adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our services. In addition, some experts believe climate change could increase the frequency and severity of extreme weather conditions. We are currently unable to predict the manner or extent of any such potential GHG reduction or climate change effects.

We are engaged in legal proceedings relating to a construction contract for the drillship known as the Pacific Zonda. We may be involved in other litigation, arbitration or other legal proceedings from time to time, the outcomes of which may be unpredictable and may have an adverse impact on our business and financial condition, which may be material.

Two of our subsidiaries, the Zonda Debtors, are involved in arbitration proceedings relating to the drillship known as the Pacific Zonda, as described elsewhere in this report (the “Zonda Arbitration”).  On January 15, 2020, the arbitration Tribunal awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors.  On February 11, 2020, the Zonda Debtors filed an application with the High Court in London seeking permission to appeal the Tribunal’s award.  There can be no assurance that the Zonda Debtors will be granted permission to appeal, or if such permission is granted, that the appeal will be successful. If the Zonda Debtors are unsuccessful in the appeal, we expect the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan.

 As a result of the Tribunal’s decision, we recognized a loss of $220.2 million during the year ended December 31, 2019  primarily related to the elimination of the receivable on our balance sheet related to the arbitration. For additional information, see Item 3 – Legal Proceedings, and Note 16 to our consolidated financial statements.

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the Plan of Reorganization and emerged from bankruptcy, SHI filed with the Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million.  We have filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the Bankruptcy Court. In addition, we believe SHI has no basis for a claim against Pacific Drilling S.A. because, among other things, Pacific Drilling S.A. was not a party to the Construction Contract nor the guaranty.

Our business involves numerous operating hazards and risks, and we operate in many different international jurisdictions. In the normal course of our business we may become involved in disputes and legal or arbitration proceedings, which may have unpredictable outcomes and which may be material.

Risks Related to Our Emergence from Bankruptcy

We experienced a change of control in connection with our emergence from bankruptcy and our new board of directors may change our business strategy and has changed and may continue to change key personnel.

As a result of the issuances of common shares, change in the composition of our board of directors, amendments to our Articles and execution and delivery of the Governance Agreement discussed elsewhere in this annual report, a change in control of the Company occurred on the Plan Effective Date in connection with the Company’s emergence from the Chapter 11 bankruptcy proceedings. Pursuant to the Governance Agreement, until the “Nomination Termination Time” (as defined therein), certain of our shareholders have the right to appoint our Class B directors, constituting three of our seven directors. As of the Plan Effective Date and March 6, 2020, only a few of our shareholders, if they were to act in concert, could control the election of our remaining four Class A directors.

Pursuant to our Articles and the Governance Agreement, prior to the Nomination Termination Time, any two Class B directors acting in their capacities as such (a “Class B Majority”) have broad authority to act on the Company’s behalf in connection with any Acquisition Proposal or Acquisition (as such terms are defined in the Articles), including but not limited to the authority to solicit prospective Acquisition Proposals, to retain, at the Company’s expense such consultants, legal counsel and other advisors as a Class B Majority may from time to time deem appropriate to assist the Class B directors in the performance of their duties with respect to Acquisition Proposals, and subject to specified conditions, to execute and deliver on behalf of the Company definitive documentation providing for the consummation of an Acquisition. For additional information, see Item 13 – “Certain Relationships and Related Transactions, and Director Independence.”

Our post-emergence board of directors may change our business strategy, including but not limited to changing our operating strategy or soliciting Acquisition Proposals. On the Plan Effective Date, our new board of directors appointed a new chief executive officer and has made and may make other changes in key personnel. These or potential future changes may not be successful and may be disruptive to our business and relationships with clients, vendors, suppliers, service providers, other third parties and employees.

We remain subject to risks and uncertainties associated with our emergence from bankruptcy.

Notwithstanding our emergence from bankruptcy on November 19, 2018, our operations and liquidity remain subject to a number of risks and uncertainties related to the fact that we operated under Bankruptcy Court protection for approximately one year. These risks and uncertainties include the following:

•	our ability to maintain our relationships and contracts with our clients, vendors, suppliers, service providers and other third parties;
•

our ability to execute our business plan or make effective changes to our business plan in response to changes in market conditions or changes in strategy implemented by our post-emergence board of directors or other factors;

•	our ability to attract, motivate and retain key employees; and
•

our ability to generate sufficient cash flow to operate our business and service our debt, and to comply with terms and conditions of the indentures governing our First Lien Notes and Second Lien PIK Notes.

Our operating results may be adversely affected by the possible reluctance of third parties to do business with a company that recently emerged from Chapter 11 bankruptcy proceedings. For example, third parties could require that we provide additional financial assurances, which could be costly. In addition, failure to retain or attract and maintain key personnel or erosion of employee morale could have a material adverse effect on our ability to meet client expectations, obtain new contracts and effectively operate our business, thereby adversely affecting our results of operations and financial condition. We cannot accurately predict or quantify the ultimate impact that our emergence from bankruptcy may have on our business, results of operations and financial condition.

The Plan of Reorganization was based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our results of operations, liquidity and financial condition may be materially and adversely affected.

As a part of the Plan of Reorganization process, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy. The Plan of Reorganization, and these projections, were reflective of assumptions and analyses based on our experience and perception of historical trends, prevailing conditions and expected future developments, as well as other factors that we considered at the time to be appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions reflected in the Plan of Reorganization depends on a number of factors, including but not limited to: (i) our ability to maintain our clients’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (ii) our ability to retain or attract and retain key employees, (iii) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets and (iv) our ability to make required interest payments on and ultimately pay or refinance our debt. Any of these factors could materially adversely affect the success of our reorganized business.

In addition, the Plan of Reorganization was developed in reliance upon financial projections, and these projections are not part of this annual report, have not been and are not expected to be updated and should not be relied upon in connection with the purchase of our common shares. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.

In connection with our emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

In connection with our emergence from bankruptcy, we have adopted Fresh Start Accounting in accordance with provisions of ASC 852, Reorganizations, which resulted in the Company becoming a new entity for financial reporting purposes on November 19, 2018, the effective date of emergence. Fresh Start Accounting results in the Company’s assets and liabilities being recorded at fair value as of the Plan Effective Date. As a result of the adoption of Fresh Start Accounting, the Company’s consolidated financial statements subsequent to November 19, 2018 will not be comparable to its consolidated financial statements on and prior to that date. The lack of comparable historical information may discourage investors from purchasing our common shares.

Our pre-emergence net operating losses may be significantly reduced and/or limited under Luxembourg income tax law.

From a Luxembourg Generally Accepted Accounting Principles (the “Lux GAAP”) standpoint, debt forgiveness resulting from the Chapter 11 bankruptcy proceedings would lead to an increase of the net asset value of the Luxembourg debtor benefitting from the forgiveness. Such an increase would correspond to the amount of the debt that is forgiven for no consideration. The increase of the net asset value would also be reflected in the Lux GAAP profit and loss through recognition of cancellation of debt income (“COD Income”) corresponding to the amount of the debt forgiven for no consideration. Based on the principle of “accrochement du bilan fiscal au bilan commercial” (translated as “tax follows book”) provided in article 40 of the Luxembourg Income Tax Law (the “Luxembourg ITL”) (which is considered as the general rule), any COD Income realized upon the cancellation of a debt from a Lux GAAP standpoint should also increase the net asset value of the debtor for Luxembourg tax purposes.

Article 52 of the Luxembourg ITL relates specifically to gains derived by a Luxembourg corporate debtor upon total or partial debt forgiveness occurring in the context of a financial reorganization aimed at the financial recovery of the debtor (i.e., “gain d’assainissement” or “reorganization profit”). This article provides that the increase in the net asset value of a Luxembourg corporate debtor resulting from a gain d’assainissement / reorganization profit is eliminated from the positive taxable result of the Luxembourg debtor only to the extent of that result. In other words, the tax exemption applies only to the portion of net gain d’assainissement / reorganization profit exceeding existing tax losses available during the year of the debt forgiveness.

Considering the above, we may benefit from an exemption of COD Income pursuant to article 52 of the Luxembourg ITL upon cancellation of our debts. Based on article 52 of the Luxembourg ITL and article 114(2)1 of the Luxembourg ITL, COD Income derived by us upon cancellation of our debts should first be offset with existing tax losses carry forwards and be exempt based on article 52 of the Luxembourg ITL for the remainder.

Luxembourg tax law allows tax losses to offset taxable profits unless it is determined that a change of shareholders results in tax abuse. Luxembourg jurisprudence uses a “facts and circumstances” analysis that indicates an abuse of law could be found where the loss-generating activity is discontinued following a change in ownership and a new profitable business is begun. However, a finding of valid commercial reasons reflecting the economic reality should be sufficient to avoid the perception of abuse of law. Also, after a corporate restructuring, utilizing accumulated tax losses within the same group should not be suspect if there are economic reasons beyond using the losses. Finally, the mere conversion of our legal form may, in certain situations, not prevent our use of the losses to offset future profits. Similarly, a mere change in shareholders should not result in loss of the deductibility of the tax losses. However, a change in shareholders together with a change of activity (such as disposition of the loss generating assets and the beginning of a completely new activity by the loss company) would significantly increase the risk of characterization of the transaction as tax abusive and jeopardize the deductibility of the tax losses.

There is uncertainty regarding whether courts outside the United States will recognize the Confirmation Order.

Our parent company, Pacific Drilling S.A., is incorporated pursuant to, and the rights attaching to its shares are governed by, the laws of Luxembourg. Additionally, many of our subsidiaries which were Debtors under the Plan of Reorganization are incorporated under, and their interests are governed by, the laws of foreign jurisdictions other than the United States. Although we intend to make commercially reasonable efforts to ensure that the Confirmation Order and the steps we took to implement the restructuring thereunder are effective in all applicable jurisdictions, it is possible that if a creditor or stakeholder were to challenge the restructuring, a foreign court may refuse to recognize the effect of the Confirmation Order.

Risks Related to Our Indebtedness

We have substantial indebtedness and may incur additional debt.

As of December 31, 2019, we had total long-term debt of $1.1 billion. In February 2020, we entered into a $50.0 million first lien superpriority revolving credit facility (the “Revolving Credit Facility”), on which no amounts were drawn as of March 6, 2020. Our substantial debt could have important consequences to our debt and equity holders, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, business development or other general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;
•	increasing the cost of borrowing under any future credit facilities;
•	making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which capital markets are weak;
•	limiting our flexibility in planning for, or reacting to, changes in our business and in the oil and gas industry; and
•	placing us at a competitive disadvantage compared to less leveraged competitors.

Our ability to service our debt obligations and fund any working capital needs and capital expenditures will depend, among other things, on our future operating results, which could be affected by market, economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash flows or obtain other capital resources to service our debt obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we may be forced to reduce or eliminate our share repurchase program, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt service obligations and fund other cash requirements.

The indentures governing our First Lien Notes and Second Lien PIK Notes, and the terms of our Revolving Credit Facility, contain restrictive covenants that may limit our ability to pursue business opportunities, change our capital structure or respond to changes in market conditions.

The indentures governing our First Lien Notes and Second Lien PIK Notes, and the terms of our Revolving Credit Facility, contain restrictive covenants that may limit our ability to pursue business opportunities, change our capital structure or respond to changes in market conditions. For example, the indentures and the Revolving Credit Facility contain covenants that limit our ability, and the ability of our subsidiaries, to:

•	incur or guarantee additional indebtedness and issue preferred stock;
•	pay dividends on or redeem or repurchase capital stock, make certain investments or make certain payments on or with respect to subordinated and junior debt;
•	create or incur certain liens;
•	impose restrictions on the ability of restricted subsidiaries to pay dividends;
•	merge or consolidate with other entities;
•	enter into certain transactions with affiliates;
•	impair our ability to grant security interests in the collateral securing our debt; and
•	engage in certain lines of business.

These limitations may adversely affect our ability to take actions that we would choose to take in the absence of such restrictions, such as pursue certain business opportunities, obtain certain financing, pay dividends, redeem shares, sell assets or fund capital expenditures, and may adversely affect our ability to react to changes in market or competitive conditions or withstand a downturn in our business.

We and our subsidiaries may incur additional debt.

In February 2020, we entered into the $50.0 million first lien superpriority Revolving Credit Facility.  We and our subsidiaries may incur additional debt in the future, subject to the limitations in the indentures governing our First Lien Notes and Second Lien PIK Notes and the terms of our Revolving Credit Facility.  Our other permitted indebtedness capacity includes the ability to incur up to $50.0 million with respect to a capital lease facility or to incur up to $50.0 million through the use of our general indebtedness basket, which may be secured. If we incur additional debt, the risks related to our capital structure and outstanding indebtedness could be exacerbated, and we may not be able to meet all of our debt obligations.

We cannot assure you that we will ever pay cash interest on the Second Lien PIK Notes, and the payment of PIK interest will increase our indebtedness and the risks associated therewith.

The indenture governing the Second Lien PIK Notes provides that we are permitted to pay all or a portion of the interest on such notes in cash in lieu of payment in-kind (“PIK”) interest. However, our ability to pay cash interest on the Second Lien PIK Notes will depend on available restricted payment capacity under the indenture governing the First Lien Notes and the terms of the Revolving Credit Facility. We cannot assure you that we will have available capacity or, if we do have available capacity, that we will use that capacity to pay cash interest on the Second Lien PIK Notes. As a result, holders of the Second Lien PIK Notes could potentially receive no cash interest on such notes. In addition, the payment of PIK interest will increase our indebtedness, related interest obligations, and the risks associated therewith. The original principal amount of the Second Lien PIK Notes was $273.6 million, and we project that if no cash interest is paid on the Second Lien PIK Notes throughout their term, the total amount we would owe the holders of such notes upon maturity on the notes on April 1, 2024 is approximately $520.2 million. For additional information regarding our Second Lien PIK Notes, see Note 7 to our consolidated financial statements.

Default under the terms of the indentures governing our First Lien Notes and Second Lien PIK Notes or the Revolving Credit Facility could result in an acceleration of our indebtedness.

If we are unable to make required payments of principal and interest on our debt or to comply with the other covenants and restrictions in the indentures governing our First Lien Notes and Second Lien PIK Notes, the Revolving Credit Facility,  or other debt agreements we may enter into in the future, there could be a default under the terms of these debt instruments. Our ability to make such payments and to comply with other covenants and restrictions may be affected by events beyond our control. As a result, we cannot assure you that we will be able to make such payments and to comply with the other covenants and restrictions.

If an event of default under the indentures governing our Notes or our Revolving Credit Facility occurs, the holders of the Notes and the lenders under the Revolving Credit Facility may accelerate the Notes and loan and declare all amounts outstanding due and payable. Borrowings under other future debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occurs, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us.

We are a holding company and will depend on cash flow from our operating subsidiaries to meet required payments on our debt.

We conduct our operations through, and many of our assets are owned by, our subsidiaries. Our operating income and cash flow are generated by our subsidiaries. As a result, the principal source of funds necessary to meet our obligations in respect of our indebtedness will be cash we obtain from our subsidiaries. Contractual provisions or laws, as well as our subsidiaries’ financial condition, operating requirements and debt requirements, may limit our ability to obtain cash from our subsidiaries to meet our debt service obligations. Our inability to obtain cash from our subsidiaries may mean that, even though we may have sufficient resources on a consolidated basis to meet our obligations, we may not be able to pay our debts or meet our other obligations. In addition, applicable tax laws may subject such subsidiaries’ distributions to us to further taxation.

We may not be able to satisfy our obligations to holders of our First Lien Notes and Second Lien PIK Notes and the lenders under our Revolving Credit Facility upon a change of control.

The indentures governing the Notes contain provisions relating to certain events constituting a “change of control” (as defined therein). Upon a change of control, holders of the Notes will have the right to require us to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. Our ability to repurchase Notes upon a change of control would be limited by our access to funds at the time of the repurchase and the terms of our then-outstanding debt agreements, which could restrict or prohibit such a repurchase. A change of control results in a default under our Revolving Credit Facility, giving the lenders the ability to accelerate payment of any amounts borrowed under the facility. A change of control may also result in a default under other future debt instruments, giving the holders of such obligations the right to accelerate payment thereunder. We cannot assure you that we will have sufficient funds available upon a change of control to make any required repurchases of Notes, pay amounts borrowed at the time under our Revolving Credit Facility or to make any other required repayments of debt.

Risks Related to Our Common Shares

Our common shares were relisted and began trading on the New York Stock Exchange (the “NYSE”) on December 18, 2018. We may not be able to continue to meet the NYSE’s continued listing criteria. Investors may be unable to sell common shares at or above the price they bought them for.

Our common shares were relisted and began trading on the NYSE on December 18, 2018. We believe that as of March 6, 2020, approximately 90.3% of our outstanding common shares were controlled by eight principal shareholders. There can be no assurance that any of our existing shareholders will sell any or all of their common shares. There may be a lack of supply of, or demand for, our common shares on the NYSE, and in such case, the trading prices of our common shares may be particularly volatile, and a holder of common shares may not be able to sell the number of shares such holder wants to sell at the desired price.

The closing price of our common shares fell below $1.00 per share in recent trading.  The continued listing standards of the NYSE require us, at a minimum, to maintain an average closing price per share of our common shares of at least $1.00 per share over a period of 30 consecutive trading days.  Generally speaking, the NYSE provides a six-month cure period for this standard.  In addition, we must maintain an average global market capitalization of not less than $15.0 million over a consecutive 30 trading-day period, and failure to do so would result in immediate delisting.  The NYSE also imposes immediate delisting for shares that trade at an “abnormally low share price,” typically considered $0.15 per share or less.

The delisting of our common shares could result in a less liquid market available for existing and potential shareholders to trade the common shares and could further depress the trading price of the common shares.  The delisting of our common shares from the NYSE could also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants.  In addition, the delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation.  We cannot assure you that we will meet the NYSE’s continued listing standards in the future

Sales of our common shares by existing shareholders, or the perception that these sales may occur, may depress the trading price of our common shares or cause the trading price of our common shares to decline.

Pursuant to our obligations under the Registration Rights Agreement that we entered into as of the Plan Effective Date with certain of our shareholders, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale certain of the shares held by those shareholders, and are generally required to maintain the registration statement for use by those shareholders, subject to exceptions and limitations in the Registration Rights Agreement. Up to approximately 54.8 million of our common shares may be sold pursuant to the registration statement by the selling shareholders, which represents approximately 73% of our issued and outstanding common shares as of March 6, 2020. We cannot predict the timing or amount of future sales of our common shares by selling shareholders, but such sales, or the perception that such sales could occur, may adversely affect prevailing trading prices for our common shares. In connection with the Company no longer qualifying to report under the U.S. federal securities laws as a foreign private issuer effective January 1, 2020, promptly after filing this annual report on Form 10-K, the Company intends to file a post-effective amendment to the Form F-3 on Form S-3.

We may pay little or no dividends on our common shares.

We do not expect to pay dividends on our common shares for the foreseeable future. The payment of any future dividends to our shareholders will depend on decisions that will be made by our board of directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects, Luxembourg corporate law restrictions, and restrictions under the indentures governing our Notes, our Revolving Credit Facility and under any future debt agreements or contracts.

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term shareholder value.  Repurchases of our common shares could also increase the volatility of the trading price of our common shares and will diminish our cash reserves.

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period. The share repurchase program does not obligate the Company to repurchase a specific number or dollar value of our common shares and may be suspended or discontinued at any time, which could result in a decrease in the trading price of our common shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term shareholder value. The share repurchase program will diminish our cash reserves. In addition, repurchases of our common shares through the program could affect the trading price of our common shares and increase volatility. The existence of a share repurchase program could cause the price of our common shares to be higher than it would be absent such a program and could potentially reduce the market liquidity for our common shares.  As of March 6, 2020, we had $14.3 million remaining available under the program.

Certain shareholders have the right to appoint directors to our board of directors, and have the ability to influence other corporate matters, and their interests may not coincide with yours.

Our Articles establish a board of directors of seven directors, with three Class B directors and four Class A directors. Pursuant to the Governance Agreement, until the “Nomination Termination Time” (as defined therein), certain funds affiliated with Avenue Capital Management II, L.P. (collectively, the “Avenue Parties”) have the right to nominate one Class B director, certain affiliates of Strategic Value Partners, LLC (collectively, the “SVP Parties”) have the right to nominate one Class B director and the other parties to the Governance Agreement (defined therein collectively as the “Other Lenders”) have the right to nominate one Class B director. From and after the Nomination Termination Time, the board of directors will cease to be classified.

Pursuant to our Articles and the Governance Agreement, prior to the Nomination Termination Time, any two Class B directors acting in their capacities as such (a “Class B Majority”) have broad authority to act on the Company’s behalf in connection with any Acquisition Proposal or Acquisition (as such terms are defined in the Articles), including but not limited to the authority to solicit prospective Acquisition Proposals, to retain, at the Company’s expense such consultants, legal counsel and other advisors as a Class B Majority may from time to time deem appropriate to assist the Class B directors in the performance of their duties with respect to Acquisition Proposals, and subject to specified conditions, to execute and deliver on behalf of the Company definitive documentation providing for the consummation of an Acquisition. For additional information, see Item 13 – “Certain Relationships and Related Transactions, and Director Independence.”

In addition, as of March 6, 2020, only a few of our shareholders, if they were to act in concert, could control the election of our four Class A directors. As a result of the nomination rights in the Governance Agreement and the concentration of ownership of our common shares, a relatively few number of shareholders are able to influence the composition of our board of directors and thereby our management and business strategy. Further, as of the Plan Effective Date, only a few of our shareholders, if they were to act in concert, could determine the outcome of a shareholder vote on significant corporate matters. The interests of these shareholders may not coincide with your interests.

The rights of our shareholders and responsibilities of our directors and officers are governed by Luxembourg law and differ in some respects from the rights and responsibilities of shareholders under other jurisdictions, including jurisdictions in the United States.

Our corporate affairs are governed by our Articles, and by the laws governing companies incorporated in Luxembourg, including the Luxembourg Company Law ( loi du 10 août 1915 concernant les sociétés commerciales-). The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law differ in some respects from those of a company incorporated under other jurisdictions, including jurisdictions in the United States. Corporate laws governing Luxembourg companies may not be as extensive as those in effect in U.S. jurisdictions and the Luxembourg Company Law (as defined above) in respect of corporate governance matters might not be as protective of shareholders as the corporate law and court decisions interpreting the corporate law in Delaware, where the majority of U.S. public companies are incorporated. In addition, we anticipate that all of our shareholder meetings will take place in Luxembourg. Our shareholders may have more difficulty in protecting their interests in connection with actions taken by our directors and officers or our principal shareholders than they would as shareholders of a corporation incorporated in a jurisdiction in the United States.

Because we are incorporated under the laws of Luxembourg, shareholders may face difficulty protecting their interests, and their ability to obtain and enforce judgments through other international courts, including courts in the United States, may be limited.

We are a public limited liability company incorporated under the laws of Luxembourg, and as a result, it may be difficult for investors to effect service of process within the United States upon us or to enforce judgments against us obtained in U.S. courts based on the civil liability provisions of the federal securities laws of the United States. In addition, a substantial portion of our assets may be located outside the United States. There is uncertainty as to whether the courts of Luxembourg would enforce final judgments of United States courts obtained against us predicated upon the civil liability provisions of the federal securities laws of the United States.

Tax Risks

Changes in tax laws, treaties or regulations or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, treaties and regulations, both in the United States and internationally. Tax laws, treaties and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate or are resident. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure, or if we otherwise lose a material tax dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

We may not be able to make distributions without subjecting our shareholders to Luxembourg withholding tax.

If we are not successful in our efforts to make distributions, if any, through a withholding tax-free reduction of share capital or share premium (the absence of withholding on such distributions is subject to certain requirements), then any dividends paid by us generally will be subject to a Luxembourg withholding tax at a rate of 15% (17.65% if the dividend tax is not withheld from the shareholder). The withholding tax must be withheld by the Company from the gross distribution and paid to the Luxembourg tax authorities. Under current Luxembourg tax law, a reduction of share capital or share premium is not subject to Luxembourg withholding tax provided that certain conditions are met, including, for example, the condition that we do not have distributable reserves or profits. However, there can be no assurance that our shareholders will approve such a reduction in share capital or share premium, that we will be able to meet the other legal requirements for a reduction in share capital or share premium, or that Luxembourg tax withholding rules will not be changed in the future. In addition, over the long term, the amount of share capital and share premium available for us to use for capital reductions will be limited. If we are unable to make a distribution through a withholding tax-free reduction in share capital or share premium, we may not be able to make distributions without subjecting our shareholders to Luxembourg withholding taxes.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders of our common shares.

A foreign corporation will be treated as a “passive foreign investment company,” or “PFIC”, for U.S. federal income tax purposes if, after the application of certain look-through rules, either: (i) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (ii) at least 50% of the value (determined on the basis of a quarterly average) of the corporation’s assets for any taxable year produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than certain rents and royalties that are received from unrelated parties in connection with the active conduct of a trade or business but does not include income derived from the performance of services. For purposes of the above tests, if a non-U.S. corporation owns, directly or indirectly, 25% or more of the total value of another corporation, it will be treated as if it (a) held a proportionate share of such other corporation and (b) received directly a proportionate share of the income of such other corporation. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC, and the gain, if any, they derive from the sale or other disposition of their interests in the PFIC. These adverse consequences to U.S. shareholders include (i) the treatment of all or a portion of any gain on disposition of their interests in the PFIC as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends and (iii) the obligation to comply with certain reporting requirements.

Based on our operations as of the date of this annual report, we believe that we will not be a PFIC in the current taxable year and that we will not become a PFIC in any future taxable year. However, this involves a facts and circumstances analysis and it is possible that the IRS would not agree with this conclusion. Further, the determination of whether a corporation is a PFIC is made annually and thus may be subject to change. Therefore, we can give investors no assurance as to our PFIC status. Investors are encouraged to consult their own independent tax advisors about the PFIC rules, including the availability of certain elections and reporting requirements.

We may become a controlled foreign corporation in the future.

While we do not believe that we are currently a controlled foreign corporation (“CFC”), we will become a CFC if U.S. persons, who own (or are considered to own, as a result of the attribution rules) 10% or more of the voting power of our stock (each a “10% U.S. shareholder”), collectively own more than 50% of either the total combined voting power of all classes of our voting stock or the total value of our stock.

If we become a CFC, each U.S. Holder that is a 10% U.S. shareholder may be required to include in income its allocable share of our “Subpart F” income reported. Subpart F income generally includes dividends, interest, net gain from the sale or disposition of securities, non-actively managed rents and certain other generally passive types of income. The aggregate Subpart F income inclusions in any taxable year relating to a particular CFC are limited to such entity’s current earnings and profits (as determined for U.S. federal income tax purposes). These inclusions are treated as ordinary income (whether or not such inclusions are attributable to net capital gains). Thus, if we become a CFC, a 10% U.S. shareholder may be required to report as ordinary income its allocable share of our Subpart F income without corresponding receipts of cash.

Further, if we become a CFC, the tax basis of a 10% U.S. shareholder shares will be increased to reflect any required Subpart F income inclusions. Such income may be treated as income from sources within the United States, for certain foreign tax credit purposes, to the extent derived by us from U.S. sources. Such income will not be eligible for the reduced rate of tax applicable to “qualified dividend income” for individual U.S. persons.

Regardless of whether we have any Subpart F income, if we become a CFC, any gain recognized by a 10% U.S. shareholder from the disposition of our stock will be treated as ordinary income to the extent of such holder’s allocable share of our current and/or accumulated earnings and profits. In this regard, earnings would not include any amounts previously taxed pursuant to the CFC rules.

If we are classified as both a CFC and a PFIC, a 10% U.S. shareholder will be required to include amounts in income as described this subheading, and the consequences described under the above risk factor entitled “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. holders of our common shares” above will not apply. The interaction of these rules is complex. U.S. Holders should consult their own advisers as to the consequences of the CFC and PFIC rules in their individual circumstances.

Changes in our U.S. federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a “10% U.S. shareholder”) under the U.S. federal income tax laws applicable to owners of U.S. controlled foreign corporations (“CFCs”).

The 2017 Act repealed Section 958(b)(4) of the Internal Revenue Code of 1986, as amended (the “Code”), which may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company as was the case under prior rules. In late 2019, the IRS issued guidance in the form of a safe harbor that provides relief to certain U.S. shareholders from this change.

Additional tax consequences to 10% U.S. shareholders of a CFC may result from other provisions of the 2017 Act. For example, the 2017 Act added Section 951A of the Code which requires a 10% U.S. shareholder of a CFC to include in income its pro-rata share of the global intangible low-taxed income (GILTI) of the CFC. The 2017 Act also eliminated the requirement in Section 951(a) of the Code necessitating that a foreign corporation be considered a CFC for an uninterrupted period of at least 30 days in order for a 10% U.S. shareholder to have a current income inclusion.

From time to time, the Company may elect to employ measures such as the share repurchase program approved by the Company’s shareholders on February 22, 2019 that could inadvertently create additional 10% U.S. shareholders or result in the Company itself becoming a CFC, and thus trigger adverse tax consequences for those shareholders as described above.

We urge shareholders to consult their individual tax advisers for advice regarding the 2017 Act revisions to the U.S. Federal income tax laws applicable to owners of CFCs.

If a U.S. Person is treated as owning at least 10% of our common shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our common shares, such person may be treated as a “U.S. shareholder” with respect to each “controlled foreign corporation” in our group (if any). If our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations, regardless of whether or not we are treated as a controlled foreign corporation. A U.S. shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with these reporting obligations may subject a U.S. shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. An individual who is a U.S. shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a U.S. shareholder with respect to any such controlled foreign corporation or furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. A U.S. investor should consult its advisors regarding the potential application of these rules to an investment in our common shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Our Fleet

The following table sets forth certain information regarding our fleet as of March 6, 2020:

		Water Depth	Hook Load	# of Blowout	Dual Load
Rig Name	Delivered	(in feet)	(tons)	Preventers	Path(1)
Pacific Bora	2010	10,000	1,000	2	No
Pacific Mistral	2011	12,000	1,000	1	No
Pacific Scirocco	2011	12,000	1,000	1	Yes
Pacific Santa Ana	2011	12,000	1,000	1	Yes
Pacific Khamsin	2013	12,000	1,250	2	Yes
Pacific Sharav	2014	12,000	1,250	2	Yes
Pacific Meltem	2014	12,000	1,250	2	Yes

(1)

All of our drillships have a dual derrick drilling system and five of our seven drillships are dual load path capable. The dual load path capable drillships can lower pipe and equipment to the seafloor from both drilling stations under the derrick, reducing well construction time by allowing operations to be conducted concurrently, rather than consecutively in series as the process has, due to equipment limitations, traditionally required. The remaining two drillships contain a dual derrick drilling system, but only use the secondary derrick to prepare pipe and equipment for the primary drilling process.

Our Revolving Credit Facility and the First Lien Notes are secured by first-priority liens (with a superpriority right to repayment in favor of the Revolving Credit Facility), and the Second Lien PIK Notes are secured by second-priority liens, on substantially all assets of the Company including all of our drillships.

Properties

We lease our registered office in Luxembourg and our principal executive and operational headquarters in Houston, Texas. We also provide technical, operational and administrative support from leased offices  in Nigeria and Dubai.

ITEM 3.    LEGAL PROCEEDINGS

Zonda Arbitration

In January 2013, our subsidiary PDVIII entered into, and our subsidiary PDSI guaranteed, a contract with SHI for the construction of the Pacific Zonda, with a purchase price of approximately $517.5 million and original delivery date of March 31, 2015 (the “Construction Contract”). On October 29, 2015, PDVIII and PDSI exercised their right to rescind the Construction Contract due to SHI’s failure to timely deliver the drillship in accordance with the contractual specifications. SHI rejected the rescission, and on November 25, 2015, formally commenced an arbitration proceeding against the Zonda Debtors in London under the Arbitration Act 1996 before a tribunal of three arbitrators (as specified in the Construction Contract) (the “Tribunal”). SHI claims that the Zonda Debtors wrongfully rejected their tendered delivery of the drillship and seeks the final installment of the purchase price under the Construction Contract. On November 30, 2015, the Zonda Debtors made demand under the third-party refund guarantee accompanying the Construction Contract for the amount of the advance payments made under the Construction Contract of approximately $181.1 million, plus interest. Any payment under the refund guarantee is suspended until an award in the Zonda Debtors’ favor under the arbitration is obtained. In addition to seeking repayment of the advance payments made under the Construction Contract, the Zonda Debtors made a counterclaim for the return of their purchased equipment, or the value of such equipment, and damages for wasted expenditures. The Zonda Debtors owned $75.0 million in purchased equipment for the Pacific Zonda, a majority of which remains on board the Pacific Zonda. An evidentiary hearing was held in London before the Tribunal from February 5 through March 2, 2018. Written closing submissions and short replies to such submissions were filed with the Tribunal in May 2018. Oral closing submissions were heard by the Tribunal in August 2018.

As part of our “first day” relief sought in the Chapter 11 bankruptcy proceedings, the Bankruptcy Court granted us a modification of the automatic stay provisions of the Bankruptcy Code to allow the arbitration to proceed. In our bankruptcy proceedings, SHI asserted claims against the Zonda Debtors, secured by the Pacific Zonda, for approximately $387.4 million, for the remaining unpaid purchase price, interest and costs. Subsequent to the initial plan of reorganization filed by the Debtors and the Zonda Debtors with the Bankruptcy Court, the Company filed an amended plan of reorganization that removed the Zonda Debtors from the Plan of Reorganization. The Zonda Debtors are not Debtors under the Plan of Reorganization and filed a separate plan of reorganization that was confirmed by order of the Bankruptcy Court on January 30, 2019 (the “Zonda Plan”).  On the date the Zonda Plan was confirmed, PDVIII and PDSI had $4.6 million in cash and no other material assets after accounting for post-petition administrative expenses (other than the value of their claims against SHI) for SHI to recover against on account of its claims.

On January 15, 2020, the Tribunal awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors.  The award does not include approximately $100 million in interest and costs sought by SHI, on which the Tribunal reserved making a decision to a later date.  On February 11, 2020, the Zonda Debtors filed an application with the High Court in London seeking permission to appeal the Tribunal’s award.  There can be no assurance that the Zonda Debtors will receive permission to appeal, or that if such permission is granted, that any such appeal will be successful in reversing the Tribunal’s award.

If the Zonda Debtors are successful in the appeal and reverse the Tribunal’s award, the Zonda Debtors will emerge from their separate plan of reorganization, and will guarantee the First Lien Notes, Second Lien PIK Notes,  and the Revolving Credit Facility. In addition, the Company will be required to offer to purchase First Lien Notes at 100.0% of the principal amount thereof, plus accrued and unpaid interest, with any cash proceeds from a settlement or award in connection with the arbitration, with such offer to be for an aggregate principal amount of First Lien Notes equal to the lesser of (x) 50.0% of such cash proceeds and (y) $75.0 million. The Company will also be required to offer to purchase Second Lien PIK Notes at 100.0% of the principal amount thereof, plus accrued and unpaid interest, with the portion of such cash proceeds, if any, that has been declined by the holders of First Lien Notes. If the Zonda Debtors are unsuccessful in the appeal, the Company expects the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan.

As a result of the Tribunal’s decision, the Company recognized a loss of $220.2 million during the year ended December 31, 2019 primarily related to the elimination of a receivable related to the Zonda Debtors’ claim on the balance sheet.  We do not believe that the ultimate outcome resulting from this arbitration will have a material adverse effect on our financial position, results of operations or cash flows, although given the unpredictable nature of arbitration, litigation and bankruptcy proceedings, we cannot provide you with any assurances.

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the Plan of Reorganization and emerged from bankruptcy, SHI filed with the Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million.  We have filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the Bankruptcy Court. In addition, we believe SHI has no basis for a claim against Pacific Drilling S.A. because, among other things, Pacific Drilling S.A. was not a party to the Construction Contract nor the guaranty.

ITEM 4.   MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Shares of our Common Equity

Our common shares were listed on the Norwegian OTC List from April 2011 to October 2016 and on the NYSE from November 11, 2011 to September 12, 2017. From September 13, 2017 to December 17, 2018, our common shares were traded on the over-the-counter market under the ticker symbol “PACDQ” and “PACDD,” respectively. Our common shares are currently listed on the NYSE, and trade under the symbol “PACD.” As of March 6, 2020, there were 15 record holders of our common shares. This does not include the number of shareholders that hold shares in “street name” through banks or broker dealers.

Distribution Policy

We do not expect to pay dividends on our common shares for the foreseeable future. The payment of any future dividends to our shareholders will depend on decisions that will be made by our board of directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects, Luxembourg corporate law restrictions, and restrictions under our Revolving Credit Facility,  the indentures governing our Notes and under any future debt agreements or contracts.

Exchange Controls

There are no legislative or other legal provisions currently in force in Luxembourg or arising under our Articles that restrict the payment of dividends or distributions to holders of our common shares not resident in Luxembourg, except for regulations restricting the remittance of dividends, distributions and other payments in compliance with United Nations and European Union sanctions. There are no limitations, either under the laws of Luxembourg or in our Articles, on the right of non-Luxembourg nationals to hold or vote our common shares.

Certain Luxembourg and U.S. Tax Considerations

For a discussion of Material Luxembourg Tax Considerations for U.S. Holders of Common Shares and a discussion of Material U.S. Federal Income Tax Considerations for Holders of Common Shares, see the information under those headings in Exhibit 4.10 to this Annual Report, which information is incorporated herein by reference.

Share Repurchase Program

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period.  We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any dollar amount or specific number of common shares under the program.  We anticipate that repurchases will be funded with cash on hand.  As of March 6, 2020, we have repurchased a total of 44,710 of our common shares on the open market and had approximately $14.3 million remaining available under the program.

ISSUER REPURCHASES OF EQUITY SECURITIES

			Total number of	Approximate dollar
			shares repurchased	value of shares that
			as part of publicly	may yet be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share ($)	programs	programs
October 1-31, 2019	—	—	—	$14,347,529
November 1-30, 2019	—	—	—	$14,347,529
December 1-31, 2019	—	—	—	$14,347,529
Total	—	—	—

For information regarding our securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The graph below matches the cumulative one-year total return of holders of Pacific Drilling S.A.'s common stock with the cumulative total returns of the Russell 2000 index, the PHLX Oil Service Sector index and a customized peer group of five companies that includes: Diamond Offshore Drilling Inc, Noble Corporation Plc, Seadrill Ltd, Transocean Ltd and Valaris Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 18,  2018, the day our common shares were relisted on the NYSE and tracks it through December 31, 2019.

	12/18/18	12/18	3/19	6/19	9/19	12/19

Pacific Drilling S.A.	100.00	97.80	103.26	92.31	28.64	29.89
Russell 2000	100.00	88.12	100.97	103.09	100.61	110.61
PHLX Oil Service Sector	100.00	77.26	91.26	78.82	63.89	76.84
Peer Group	100.00	96.77	111.29	77.13	49.79	70.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

On the Plan Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.”  Under

Fresh Start Accounting, our balance sheet on the Plan Effective Date reflects all of our assets and liabilities at fair value.  Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor”, for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Debtors as the Successor for periods subsequent to November 19, 2018 and as the “Predecessor” for periods on or prior to November 19, 2018.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to November 19, 2018 may not be comparable to our consolidated financial statements prior to November 19, 2018, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our historical consolidated financial statements and related notes thereto included elsewhere in this annual report. The financial information included in this annual report may not be indicative of our future financial position, results of operations or cash flows.

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31,	December 31,	November 19,	Years Ended December 31,
	2019	2018	2018	2017	2016	2015
(in thousands, except per share information)
Statement of operations data:
Contract drilling revenue	$229,777	$28,489	$236,379	$319,716	$769,472	$1,085,063
Operating income (loss)(1)	(449,939)	(23,583)	(252,133)	(290,456)	140,154	314,679
Net income (loss)(1)	(556,465)	(27,484)	(2,154,877)	(525,166)	(37,157)	126,230
Earnings (loss) per common share
Basic(2)	$(7.42)	$(0.37)	$(100.89)	$(24.64)	$(1.76)	$5.97
Diluted(2)	$(7.42)	$(0.37)	$(100.89)	$(24.64)	$(1.76)	$5.97

	Successor		Predecessor
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2017	2016	2015
(in thousands)
Balance sheet data:
Cash, cash equivalents and restricted cash	$284,709	$389,075	$317,448	$626,168	$116,033
Property and equipment, net	1,842,549	1,915,172	4,652,001	4,909,873	5,143,556
Total assets	2,256,559	2,748,213	5,362,961	5,998,207	5,792,720
Long-term debt(3)	1,073,734	1,039,335	3,043,967	3,145,449	2,845,670
Shareholders’ equity	1,068,831	1,618,958	2,151,801	2,666,200	2,692,055

(1)	For 2019, includes a loss from unconsolidated subsidiaries of $220.2 million. See Note 16 to our consolidated financial statements.
(2)	Per share data for the year ended December 31, 2015 has been restated to reflect a 1-for-10 reverse stock split in May 2016.
(3)	Includes current maturities of long-term debt, net of debt issuance costs. Debt balances as of December 31, 2017 are presented within liabilities subject to compromise on the balance sheet.

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
		through	through
	Year Ended	December 31,	November 19,	Years Ended December 31,
	December 31, 2019	2018	2018	2017	2016	2015
(in thousands)
Other financial data
Net cash provided by (used in) operating activities	$(67,183)	$(41,752)	$(180,902)	$(114,873)	$249,104	$422,146
Net cash used in investing activities	(35,110)	(2,697)	(23,534)	(42,645)	(52,625)	(181,458)
Net cash provided by (used in) financing activities	(2,073)	(13,651)	334,163	(151,202)	313,656	(292,449)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1A. “Risk Factors,”  Item 6. “Selected Financial Data” and the financial statements in Item 8, “Financial Statements.”

Predecessor and Successor Reporting

On November 2, 2018, the Bankruptcy Court issued the Confirmation Order approving the Plan of Reorganization and on November 19, 2018, the Plan of Reorganization became effective pursuant to its terms and we emerged from our Chapter 11 bankruptcy proceedings. We had filed the Plan of Reorganization with the Bankruptcy Court in connection with our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, initially filed on November 12, 2017, which were jointly administered under the caption In re Pacific Drilling S.A., et al., Case No. 17-13193 (MEW).

On the Plan Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.”  Under Fresh Start Accounting, our balance sheet on the Plan Effective Date reflects all of our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Debtors as the Successor for periods subsequent to November 19, 2018 and as the “Predecessor” for periods on or prior to November 19, 2018.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to November 19, 2018 may not be comparable to our consolidated financial statements on or prior to November 19, 2018, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

Market Outlook

Historically, operating results in the offshore contract drilling industry have been cyclical and directly related to the demand for and the available supply of capable drilling rigs, which are influenced by various factors. Although dayrates and utilization for high-specification drillships have in the past been less sensitive to short-term oil price movements than those of older or less capable drilling rigs, the sustained decline in oil prices from 2014 levels rendered many deepwater projects less attractive to our clients. This decline, coupled with investor pressure on our clients to be free cash flow positive, has significantly impacted the number of projects available for high-specification drillships.  However, over the period from 2015 to today, our clients have managed to reduce their total well construction costs thereby allowing them economic success at lower oil prices and making deepwater projects more attractive.

Drilling Rig Supply

We estimate that there are currently 107 high-specification drillships across the industry. There has been one order placed since April 2014 to build an additional high-specification drillship, and within the last year, there have been several delays in delivery dates for new drillships. We estimate that there are approximately 12 high-specification drillships in late stages of construction still to be delivered with only one having a firm contract announced.

However, as a result of significantly reduced contracting activity, a significant number of floating rigs have been removed from the actively marketed fleet through cold stacking or scrapping since early 2014. Despite this reduction in supply, the excess supply of high-specification drillships is expected to continue in 2020. Although we have visibility into the maximum number of high-specification drillships that could be available, we cannot accurately predict how many of those rigs will be actively marketed or how many of those rigs may be temporarily or permanently removed from the market.

Drilling Rig Demand

Demand for our drillships is a function of the worldwide levels of deepwater exploration and development spending by oil and gas companies, which has decreased or been delayed significantly as a result of the sustained weakness in oil prices. The type of projects that modern drillships undertake are generally located in deeper water, in more remote locations, and can be more capital intensive or require more time to first oil than competing alternatives. The drilling programs of oil and gas companies are also affected by the global economic and political climate, access to quality drilling prospects, exploration success, perceived future availability and lead time requirements for drilling equipment, advances in drilling technology, and emphasis on deepwater and high-specification exploration and production versus other areas.

We have recently seen some increases in the capital expenditure budgets for many exploration and production companies from the lows of the market downturn. Overall, 2019 saw an improving pace for high-specification drillship contracting activity with about 40 rig years contracted, compared to 32 rig years in 2018. There is currently a total demand for 70 high-specification drillships. We expect contracting activity to continue to improve; however, no assurances can be given as to the scope, pace or duration of any recovery.

Supply and Demand Balance

Since 2014, the imbalance of supply and demand has resulted in significantly lower dayrates. While recent scrapping and cold stacking of floating assets have lowered the total rig supply, supply of deepwater drilling rigs continues to exceed demand. However, we believe that, if oil prices at March 6, 2020 levels are sustained, reduction in rig supply continues and breakeven costs for deepwater projects remain competitive, utilization of high-specification floating rigs should improve in 2020 and over the next few years.

Fleet Status

The status of our fleet as of March 6, 2020 and certain historical fleet information for the periods covered by the financial statements included in this annual report follows:

•

The Pacific Bora operated under a contract with Folawiyo AJE Services Limited in Nigeria from February 9, 2017 to May 16, 2017. From August 1, 2017 to October 3, 2017 and from November 2017 to February 2018, the Pacific Bora operated under a contract with Erin Energy Corporation in Nigeria. In November 2018, the Pacific Bora commenced operations with Eni to operate in Nigeria for two wells which it completed in July 2019. The Pacific Bora is currently working offshore Oman under a contract with Eni that started in February 2020 for one firm well and one option well.

•	The Pacific Mistral is currently idle in Las Palmas while actively seeking a contract.
•	The Pacific Scirocco is currently idle in Las Palmas while actively seeking a contract.
•

The Pacific Santa Ana operated in Mauritania under a contract with Petronas to perform integrated services under Phase I of a two-phased plug and abandonment project from December 2017 to May 2018. From April to September 2019, the Pacific Santa Ana operated under a contract with Total for one well in Senegal and one well in Mauritania. This contract also provides for two option wells that would follow the Petronas Phase II work. The Pacific Santa Ana is currently working on Phase II of the plug and abandonment project under the contract with Petronas in Mauritania, which started in December 2019 with an estimated 360 days of work.

•	The Pacific Khamsin is currently working in the U.S. Gulf of Mexico under a contract with Equinor/Total that started in December 2019 for three firm wells and one option well.
•

The Pacific Sharav operated under a five-year contract with a subsidiary of Chevron through August 27, 2019. The Pacific Sharav is currently operating under an extension of the contract with Chevron in the U.S. Gulf of Mexico through May 2020. On February 25, 2020, the Pacific Sharav entered into a contract with Murphy in Mexico for two firm wells and one option well, expected to start in the fourth quarter of 2020.

•	The Pacific Meltem is currently mobilizing to the U.S. Gulf of Mexico.

From time to time, we are awarded letters of intent or receive letters of award for our drillships. Certain of those letters remain subject to negotiation and execution of definitive contracts and other customary conditions. No assurance can be given as to the terms of any such arrangement, such as the applicable duration or dayrate, until a definitive contract is entered into by the parties, if we are able to finalize a contract at all.

Factors Affecting our Results of Operations

The primary factors that have affected our historical operating results and are expected to impact our future operating results include:

•	energy market conditions, including oil prices;
•	our clients’ capital expenditure budgets;
•	the number of drillships in our fleet;
•	dayrates earned by our drillships;
•	utilization rates of drillships industry-wide;
•	operating expenses of our drillships;
•	administrative expenses;
•	interest and other financial items; and
•	tax expenses.

Our revenues are derived primarily from the operation of our drillships at fixed daily rates, which depend principally upon the number and availability of our drillships, the dayrates received and the number of days utilized. We recognize revenues from drilling contracts as services are performed upon and after contract commencement.

Additionally, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. Revenues earned directly related to contract preparation and mobilization are deferred and recognized over the primary term of the drilling contract. We may also receive fees upon completion of a drilling contract that are conditional based on the occurrence of an event, such as demobilization of a rig.

Our expenses consist primarily of operating expenses, depreciation, administrative expenses, interest and other financial expenses and tax expenses.

Operating expenses include the remuneration of offshore crews, repairs and maintenance, as well as expenses for shore-based support offices and onshore operations support staff.

Depreciation expense is based on the historical cost or, upon the adoption of Fresh Start Accounting, fair value of our drillships and other property and equipment and recorded on a straight-line basis over the estimated useful lives of each class of assets. Upon the adoption of Fresh Start Accounting, the estimated useful lives of our drillships and their related equipment generally range from 8 to 33 years.

General and administrative expenses include the costs of management and administration of our Company, such as the labor costs of our corporate employees, remuneration of our directors and legal and advisory expenses.

Interest expense primarily depends on our overall level of indebtedness and interest rates.

Tax expenses reflect current and deferred tax expenses. Our income tax expense generally results from the taxable income on our drillship operations. We also incur withholding taxes on cross border intercompany payments, such as services or bareboat charter fees, and we sometimes operate in jurisdictions that levy income taxes on a deemed profit or gross income basis.

Results of Operations

References to the year ended December 31, 2018 relate to the combined Successor and Predecessor periods for the year ended December 31, 2018.

Year ended December 31, 2019 compared to Year ended December 31, 2018

The following table provides a comparison of our consolidated results of operations for the years ended December 31, 2019 and 2018:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Revenues
Contract drilling	$229,777	$28,489	$236,379
Costs and expenses
Operating expenses	228,143	19,744	189,606
General and administrative expenses	38,293	4,245	50,604
Depreciation and amortization expense	193,128	27,277	248,302
Loss from unconsolidated subsidiaries	220,152	806	—
	679,716	52,072	488,512
Operating loss	(449,939)	(23,583)	(252,133)
Other income (expense)
Interest expense	(97,698)	(10,904)	(106,632)
Reorganization items	(1,975)	(1,300)	(1,799,664)
Interest income	6,292	1,008	3,148
Other income (expense)	(729)	526	(1,904)
Loss before income taxes	(544,049)	(34,253)	(2,157,185)
Income tax expense (benefit)	12,416	(6,769)	(2,308)
Net loss	$(556,465)	$(27,484)	$(2,154,877)

Revenues. The decrease in revenues of $35.1 million for the year ended December 31, 2019, as compared to the revenues of $264.9 million for the year ended December 31, 2018 resulted primarily from lower operating revenues from the Pacific Sharav completing its legacy Chevron five-year contract in late August 2019 and rolling over to continue working for Chevron at a lower current market dayrate, and lower amortization of deferred revenue. This decrease in revenue was partially offset by increased fleet utilization. During the year ended December 31, 2019, we achieved fleet utilization of 30.0% compared to 21.6% during the year ended December 31, 2018. Fleet utilization is defined as the total number of contracted operating days divided by the total number of rig calendar days in the measurement period.

Revenue for the years ended December 31, 2019 and 2018 included amortization of deferred revenue of $1.9 million and $20.2 million, respectively, and reimbursable revenues of $12.0 million and $6.5 million, respectively. The decrease in the amortization of deferred revenue was due to elimination of deferred revenue upon the adoption of Fresh Start Accounting in November 2018.

During the year ended December 31, 2019, we achieved an average revenue efficiency of 97.4%, compared to 97.8% during the year ended December 31, 2018. Revenue efficiency is defined as actual contractual dayrate revenue (excluding mobilization fees, upgrade reimbursements and other revenue sources) divided by the maximum amount of contractual dayrate revenue that could have been earned during such period.

Operating expenses. The following table summarizes operating expenses:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Direct rig related operating expenses	$183,058	$17,149	$136,815
Integrated services	6,069	—	15,529
Reimbursable costs	9,425	647	4,656
Shore-based and other support costs	27,899	1,820	18,724
Amortization of deferred costs	1,692	128	13,882
Total	$228,143	$19,744	$189,606

The increase in direct rig related operating expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, resulted primarily from the Pacific Khamsin incurring ramp-up costs for its contract with Equinor. The increase was also due to the Pacific Santa Ana operating at a higher level of costs while performing drilling service for Total in 2019, compared to the costs incurred under the contract with Petronas to perform integrated services under Phase I of the plug and abandonment project in 2018. The increase was partially offset by lower costs of maintaining our idle rigs together in Las Palmas.

Integrated services for the year ended December 31, 2019 represent costs incurred by the Pacific Khamsin and the Pacific Santa Ana for subcontractors to perform integrated services as part of the contract with Equinor and Phase II of the plug and abandonment project with Petronas, respectively, both of which commenced in December 2019. Integrated services for the year ended December 31, 2018 represent costs incurred by the Pacific Santa Ana for Phase I of the plug and abandonment project with Petronas that was completed in May 2018.

Reimbursable costs are not included under the scope of the drilling contract’s initial dayrate but are subject to reimbursement from our clients. Reimbursable costs can be highly variable between quarters. Because the reimbursement of these costs by our clients is recorded as additional revenue, the expense does not negatively affect our profit in general.

The increase in shore-based and other support costs for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the classification of health and safety and supply chain costs within operating support costs upon the adoption of Fresh Start Accounting in November 2018,  compared to being classified within general and administrative expenses in the Predecessor period in 2018. The increase was partially offset by the impact of cost control and process optimization initiatives implemented during the first quarter of 2019.

The decrease in amortization of deferred costs for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the elimination of deferred costs upon the adoption of Fresh Start Accounting in November 2018.

General and administrative expenses. The decrease in general and administrative expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the classification of health and safety and supply chain costs in shore-based and other support costs as discussed above, lower legal costs associated with the arbitration proceeding related to the Pacific Zonda and the impact of cost control and process optimization initiatives implemented during the first quarter of 2019.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the year ended December 31, 2019, as compared to the year ended December 31, 2018, resulted from the fair value adjustment of our property and equipment upon the adoption of Fresh Start Accounting in November 2018, partially offset by the amortization expense of our client-related intangible asset.

Loss from unconsolidated subsidiaries. For the year ended December 31, 2019, we recognized a loss of $216.7 million, recorded in loss from unconsolidated subsidiaries, due to the write-off of the $204.7 million receivable related to the Zonda Arbitration and other asset balances associated with the Zonda Debtors. See Note 16 to our consolidated financial statements.

Interest expense. The decrease in interest expense for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to less interest expense incurred on lower outstanding debt balances. The decrease was also due to default interest incurred on the 2013 Revolving Credit Facility and SSCF in accordance with the Plan of Reorganization in 2018.

Reorganization items.  We classified all income, expenses, gains or losses that were incurred or realized subsequent to the Petition Date and as a result of the Chapter 11 proceedings as reorganization items, which primarily consisted of professional fees. See Note 3 to our consolidated financial statements.

Income taxes. During the year ended December 31, 2019, income tax expense was $12.4 million, compared to an income tax benefit of $9.1 million for the year ended December 31, 2018.  The income tax benefit for the year ended December 31, 2018 was primarily the result of internal restructuring in 2018 allowing recognition of the tax benefits of net operating losses.  Tax expense from ongoing operations for the year ended December 31, 2019 increased primarily from profitable operations in certain jurisdictions.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the years ended December 31, 2019 and 2018, our effective tax rate was (2.3)% and 0.4%, respectively.

Year ended December 31, 2018 compared to Year ended December 31, 2017

The following table provides a comparison of our consolidated results of operations for the years ended December 31, 2018 and 2017:

	Successor	Predecessor
	Period From	Period From
	November 20, 2018	January 1, 2018
	through	through	Year Ended
	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Revenues
Contract drilling	$28,489	$236,379	$319,716
Costs and expenses
Operating expenses	19,744	189,606	244,089
General and administrative expenses	4,245	50,604	87,134
Depreciation and amortization expense	27,277	248,302	278,949
Loss from unconsolidated subsidiaries	806	—	—
	52,072	488,512	610,172
Operating loss	(23,583)	(252,133)	(290,456)
Other income (expense)
Interest expense	(10,904)	(106,632)	(178,983)
Write-off of deferred financing costs	—	—	(30,846)
Reorganization items	(1,300)	(1,799,664)	(6,474)
Interest income	1,008	3,148	2,717
Other income (expense)	526	(1,904)	(8,261)
Loss before income taxes	(34,253)	(2,157,185)	(512,303)
Income tax expense (benefit)	(6,769)	(2,308)	12,863
Net loss	$(27,484)	$(2,154,877)	$(525,166)

Revenues. During the year ended December 31, 2018, revenues were $264.9 million. The decrease in revenues for the year ended December 31, 2018, as compared to the year ended December 31, 2017 resulted primarily from lower operating revenues from the Pacific Bora working for only a part of the year, the Pacific Scirocco being offhire for the entire year and lower amortization of deferred revenue for the Pacific Santa Ana.

During the year ended December 31, 2018, we achieved an average revenue efficiency of 97.8%, as compared to 98.3% during the year ended December 31, 2017.

Contract drilling revenue for the years ended December 31, 2018 and 2017 also included amortization of deferred revenue of $20.2 million and $46.8 million, respectively, and reimbursable revenues of $6.5 million and $6.0 million, respectively. The decrease in the amortization of deferred revenue was primarily due to lower amortization resulting from the Pacific Santa Ana completing its contract with Chevron in January 2017.

Operating expenses. The following table summarizes operating expenses:

	Successor	Predecessor
	Period From	Period From
	November 20, 2018	January 1, 2018
	through	through	Year Ended
	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Direct rig related operating expenses	$17,149	$136,815	$192,918
Integrated services	—	15,529	3,670
Reimbursable costs	647	4,656	4,197
Shore-based and other support costs	1,820	18,724	31,615
Amortization of deferred costs	128	13,882	11,689
Total	$19,744	$189,606	$244,089

During the year ended December 31, 2018, direct rig related operating expenses were $153.8 million. The decrease in direct rig related operating expenses resulted primarily from the Pacific Scirocco being idle in the year ended December 31, 2018 as compared to the year ended December 31, 2017 when the rig incurred higher costs while on standby and then operating for a client.

Integrated services represent costs incurred by the Pacific Santa Ana for subcontractors to perform integrated services for Phase I of the plug and abandonment project with Petronas that was completed on May 7, 2018.

The decrease in shore-based and other support costs per day for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to lower headcount.

General and administrative expenses. The decrease in general and administrative expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the classification of legal and advisory expenses related to our debt restructuring efforts as reorganization items subsequent to the Petition Date and lower accruals for employee incentive programs.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to Fresh Start Accounting.

Interest expense. The decrease in interest expense for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to no interest accruing on the 2017 Notes, the 2020 Notes and the Term Loan B during the Chapter 11 proceedings as well as the elimination of amortization of deferred financing costs beginning in the fourth quarter of 2017. The decrease was partially offset by accrued default interest on the 2013 Revolving Credit Facility and SSCF that was paid in accordance with our Plan of Reorganization.

Write-off of deferred financing costs. During the year ended December 31, 2017, we expensed $30.8 million of deferred financing costs previously recorded within our consolidated balance sheets as a result of the filing of the Bankruptcy Petitions.

Reorganization items. During 2017 after the Petition Date and through the 2018 Predecessor period, we classified all income, expenses, gains or losses that were incurred or realized subsequent to the Petition Date and as a result of the Chapter 11 proceedings as reorganization items. See Note 2 to our consolidated financial statements.

Other expense. During the year ended December 31, 2017, we recognized an other-than-temporary impairment in our Hyperdynamics available-for-sale securities of $6.8 million. The remaining change was due to currency exchange fluctuations.

Income taxes. During the year ended December 31, 2018, income tax benefit was $9.1 million, compared to an income tax expense of $12.9 million for the year ended December 31, 2017.  The income tax benefit for the year ended December 31, 2018 was primarily the result of internal restructuring in 2018 allowing recognition of the tax benefits of net operating losses.  Tax expense from ongoing operations for the year ended December 31, 2018 decreased due to a lower level of drilling operations.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the years ended December 31, 2018 and 2017, our effective tax rate was 0.4% and (2.5)%, respectively.

Liquidity and Capital Resources

We centrally manage our funding and treasury activities in accordance with corporate policies that have objectives of ensuring appropriate levels of liquidity, maintaining adequate levels of insurance and balancing exposures to market risks. Cash and cash equivalents are held mainly in United States dollars. Most of our contract drilling revenues are received monthly in arrears in United States dollars and most of our operating costs are paid on a monthly basis.

Sources and Uses of Cash

Year ended December 31, 2019 compared to Year ended December 31, 2018

The following table presents our net cash used in operating activities for the years ended December 31, 2019 and 2018:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Cash flow from operating activities:
Net loss	$(556,465)	$(27,484)	$(2,154,877)
Depreciation and amortization expense	193,128	27,277	248,302
Amortization of deferred revenue	(1,931)	—	(20,212)
Amortization of deferred costs	1,692	128	13,882
Amortization of deferred financing costs	—	—	1,639
Amortization of debt (premium) discount, net	(476)	(38)	—
Interest paid-in-kind	34,875	3,732	4,933
Deferred income taxes	8,783	(6,507)	4,103
Share-based compensation expense	7,071	599	2,543
Loss from unconsolidated subsidiaries	220,152	806	—
Reorganization items	—	—	1,746,764
Changes in operating assets and liabilities, net	25,988	(40,265)	(27,979)
Net cash used in operating activities	$(67,183)	$(41,752)	$(180,902)

The reduction in net cash used in operating activities for the year ended December 31, 2019 resulted primarily from lower payments for reorganization items, lower cash interest, the release of cash collateral held as credit support for customs bonds and bank guarantees, cost savings from headcount and other spending reductions and lower legal and advisory costs related to our Chapter 11 proceedings and the arbitration proceedings related to the Pacific Zonda.

The following table presents our net cash used in investing activities for the years ended December 31, 2019 and 2018:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(35,110)	$(2,697)	$(18,624)
Deconsolidation of Zonda Debtors	—	—	(4,910)
Net cash used in investing activities	$(35,110)	$(2,697)	$(23,534)

The increase in capital expenditures for the year ended December 31, 2019 primarily resulted from purchases related to rig enhancement equipment, including a managed pressure drilling system.

The following table presents our net cash provided by (used in) financing activities for the years ended December 31, 2019 and 2018:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	$(81)	$(126)	$(4)
Proceeds from debtor-in-possession financing	—	—	50,000
Payments for debtor-in-possession financing	—	—	(50,000)
Proceeds from long-term debt	—	—	1,000,000
Payments on long-term debt	—	—	(1,136,478)
Proceeds from equity offerings	—	—	500,000
Payments for financing costs	(1,340)	(13,525)	(29,355)
Purchases of treasury shares	(652)	—	—
Net cash provided by (used in) financing activities	$(2,073)	$(13,651)	$334,163

During the year ended December 31, 2019, we paid the remaining professional fees related to the issuance of the First Lien Notes and Second Lien PIK Notes prior to our emergence from bankruptcy. During the year ended December 31, 2018, we drew $50.0 million from debtor-in-possession financing and issued $750.0 million of First Lien Notes and $273.6 million of Second Lien PIK Notes. We also issued $500.0 million of common shares in an equity rights offering and private placement. In connection with the above transactions, we paid $42.9 million in financing costs in 2018. Upon our emergence from bankruptcy, we repaid in full the 2013 Revolving Credit Facility of $475.0 million, the SSCF of $661.5 million and debtor-in-possessing financing of $50.0 million.

Year ended December 31, 2018 compared to Year ended December 31, 2017

The following table presents our net cash used in operating activities for the years ended December 31, 2018 and 2017:

	Successor	Predecessor
	Period From	Period From
	November 20, 2018	January 1, 2018
	through	through	Year Ended
	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Cash flow from operating activities:
Net loss	$(27,484)	$(2,154,877)	$(525,166)
Depreciation and amortization expense	27,277	248,302	278,949
Amortization of deferred revenue	—	(20,212)	(46,829)
Amortization of deferred costs	128	13,882	11,689
Amortization of deferred financing costs	—	1,639	24,889
Amortization of debt (premium) discount, net	(38)	—	940
Interest paid-in-kind	3,732	4,933	—
Write-off of deferred financing costs	—	—	30,846
Deferred income taxes	(6,507)	4,103	7,409
Share-based compensation expense	599	2,543	6,819
Other-than-temporary impairment of available-for-sale securities	—	—	6,829
Loss from unconsolidated subsidiaries	806	—	—
Reorganization items	—	1,746,764	5,315
Changes in operating assets and liabilities, net	(40,265)	(27,979)	83,437
Net cash used in operating activities	$(41,752)	$(180,902)	$(114,873)

The reduction in net cash used in operating activities for the year ended December 31, 2018 resulted primarily from cash collections in 2017 on the Pacific Scirocco subsequent to completing its contract with Total in December 2016. In addition, the decrease was due to higher legal and advisory costs in 2018 related to our emergence from Chapter 11 proceedings and subcontractor payments made in 2018 in connection with the Pacific Santa Ana to perform Phase I of the integrated services project with Petronas.

The following table presents our net cash used in investing activities for the years ended December 31, 2018 and 2017:

	Successor	Predecessor
	Period From	Period From
	November 20, 2018	January 1, 2018
	through	through	Year Ended
	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(2,697)	$(18,624)	$(36,645)
Deconsolidation of Zonda Debtors	—	(4,910)	—
Purchase of available-for-sale securities	—	—	(6,000)
Net cash used in investing activities	$(2,697)	$(23,534)	$(42,645)

The decrease in capital expenditures for the year ended December 31, 2018 primarily resulted from a final milestone payment of $16.3 million for a fleet spare blowout preventer in 2017. As a result of deconsolidation of the Zonda Debtors, consolidated cash balances decreased by $4.9 million. In addition, the change in net cash from investing activities resulted from the $6.0 million purchase of available-for-sale securities in the prior period.

The following table presents our net cash provided by (used in) financing activities for the years ended December 31, 2018 and 2017:

	Successor	Predecessor
	Period From	Period From
	November 20, 2018	January 1, 2018
	through	through	Year Ended
	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	$(126)	$(4)	$(199)
Proceeds from debtor-in-possession financing	—	50,000	—
Payments for debtor-in-possession financing	—	(50,000)	—
Proceeds from long-term debt	—	1,000,000	—
Payments on long-term debt	—	(1,136,478)	(146,473)
Proceeds from equity offerings	—	500,000	—
Payments for financing costs	(13,525)	(29,355)	(4,530)
Net cash provided by (used in) financing activities	$(13,651)	$334,163	$(151,202)

During the year ended December 31, 2018, we drew $50.0 million from debtor-in-possession financing and issued $750.0 million of First Lien Notes and $273.6 million of Second Lien PIK Notes. We also issued $500.0 million of common shares in an equity rights offering and private placement. In connection with the above transactions, we paid $42.9 million in financing costs in 2018. Upon our emergence from bankruptcy, we repaid in full the 2013 Revolving Credit Facility of $475.0 million, the SSCF of $661.5 million and debtor-in-possessing financing of $50.0 million.

During the year ended December 31, 2017, (i) we made a $76.0 million prepayment of the SSCF in accordance with our obligation to maintain the loan to rig value covenant in the facility, (ii) we applied cash collateral of $31.7 million to the principal installments due in May 2017 under the SSCF and (iii) we permanently repaid $25.0 million under the 2013 Revolving Credit Facility.

Liquidity

Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection as well as payments for operating costs and other obligations. Market conditions in the offshore drilling industry in recent years have led to materially lower levels of spending for offshore exploration and development by our current and potential clients on a global basis, which in turn has negatively affected our revenue, profitability and cash flows.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents and availability under our $50.0 million, first lien superpriority Revolving Credit Facility. See Note 23 to our consolidated financial statements in this annual report. As of March 6, 2020, we had $248.3 million of cash and cash equivalents and $6.1  million of restricted cash. Based on our cash flow forecast, we expect to generate aggregate negative cash flows for 2020. We believe that our sources of cash, including our ability to draw on the Revolving Credit Facility, will provide sufficient liquidity over at least the next 12 months to fund our cash needs.

The first scheduled principal payment due on our outstanding long-term debt is October 1, 2023, when our First Lien Notes mature. Our Second Lien Notes mature April 1, 2024, and we may pay interest in kind. Our ability to continue to meet our anticipated obligations and pay or refinance our long-term debt at maturity will depend on market conditions, our operating performance and cash flow.

Share Repurchase Program

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period.  We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any specific number or dollar value of our common shares under the program. We anticipate that future repurchases, if any, will be funded with cash on hand.  As of March 6, 2020, we have repurchased a total of 44,710 of our common shares on the open market with the last repurchase occurring in May 2019 and had approximately $14.3 million remaining available under the program.

Capital Expenditures

We have no material commitments for capital expenditures related to the construction of a newbuild drillship. We do, however, expect to incur capital expenditures for purchases in the ordinary course of business. Such capital expenditure commitments are included in purchase obligations presented in Item 7 “Contractual Obligations.”

Description of Indebtedness

See Notes 7 and 23 to our consolidated financial statements for additional information.

Bank Guarantee

As of December 31, 2019, we were contingently liable under a  certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Derivative Instruments and Hedging Activities

We may enter into derivative instruments from time to time to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. See Note 14 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 6, 2020, we do not have any off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual obligations as of December 31, 2019:

Contractual Obligations	2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Long-term debt(a)	$—	$—	$1,023,614	$—	$1,023,614
Interest on long-term debt(b)	62,813	125,625	309,417	—	497,855
Operating leases	1,654	3,140	2,731	—	7,525
Purchase obligations(c)	32,087	—	—	—	32,087
Total contractual obligations(d)	$96,554	$128,765	$1,335,762	$—	$1,561,081

(a)	Amounts are based on the aggregate outstanding principal balances of the First Lien Notes and the original principal amount of the Second Lien PIK Notes.
(b)

Interest payments are based on our outstanding borrowings under the First Lien Notes and the Second Lien PIK Notes at their respective interest rates of 8.375% and 12.0%, which assumes the interest on the Second Lien PIK Notes will be paid in-kind. Accrued paid in-kind interest is assumed to be settled in cash at the date of maturity of the Second Lien PIK Notes. The original principal amount of the Second Lien PIK Notes was $273.6 million, and we project that if no cash interest is paid on the Second Lien PIK Notes throughout their term, the total amount we would owe the holders of such notes upon maturity on the notes on April 1, 2024 is approximately $520.2 million.

(c)

Purchase obligations are agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions and the approximate timing of the transactions, which includes our purchase orders for goods and services entered into in the normal course of business.

(d)

Contractual obligations do not include approximately $43.5 million of liabilities from unrecognized tax benefits related to uncertain tax positions, inclusive of interest and penalties, included on our consolidated balance sheets as of December 31, 2019. We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Some of the figures included in the table above are based on estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the tables.

Critical Accounting Estimates and Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, financial instruments, obsolescence for materials and supplies, depreciation of property and equipment, deferred costs, impairment of long-lived assets, income taxes, share-based compensation and contingencies. We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Our critical accounting estimates are important to the portrayal of both our financial position and results of operations and require us to make difficult, subjective or complex assumptions or estimates about matters that are uncertain. We would report different amounts in our consolidated financial statements, which could be material, if we used different assumptions or estimates. We have discussed the development and selection of our critical accounting estimates with our board of directors and the board of directors has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in accounting methodology.

We believe that the following is a summary of the critical accounting policies used in the preparation of our consolidated financial statements.

Fresh start accounting. On the Plan Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or “Fresh Start Accounting.”  Under Fresh Start Accounting, our balance sheet on the Plan Effective Date reflects all of our assets and liabilities at fair value. Our emergence from bankruptcy and the adoption of Fresh Start Accounting resulted in a new reporting entity, referred to herein as the “Successor,” for financial reporting purposes.  To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Debtors as the Successor for periods subsequent to November 19, 2018 and as the “Predecessor” for periods on or prior to November 19, 2018.  As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan of Reorganization, our consolidated financial statements subsequent to November 19, 2018 may not be comparable to our consolidated financial statements on or prior to November 19, 2018, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

Revenues from contracts with clients. Contract drilling revenues are recognized consistent with the contractual rate invoiced for the services provided during the period. In connection with drilling contracts, we may receive fees for preparation and mobilization of equipment and personnel or for capital improvements to rigs. We record a contract liability for upfront fees received for mobilization, contract preparation and capital upgrade, which are amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract. Demobilization revenue expected to be received upon contract completion is estimated as part of the overall transaction price at contract inception. We record demobilization revenue in earnings ratably over the expected term of the contract with an offset to an accretive contract asset. We record reimbursable revenue at the gross amount billed to the client in the period the corresponding goods and services are to be provided.

Property and equipment. As of December 31, 2019, property and equipment was $1.8 billion, which represented 81.7% of our total assets. The carrying value of our property and equipment consisted primarily of our high-specification drillships that were recorded at cost less accumulated depreciation.

We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations and asset performance. Upon the adoption of Fresh Start Accounting, the estimated useful lives of our drillships and their related equipment generally range from 8 to 32 years. Applying different judgments and assumptions to useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our drillships.

We review property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable. Potential impairment indicators include steep declines in commodity prices and related market conditions, significant actual or expected declines in rig utilization, increases in idle time or substantial damage to the property and equipment that adversely affects the extent and manner of its use. We assess impairment using estimated undiscounted cash flows for the property and equipment being evaluated by applying assumptions regarding future operations, market conditions, dayrates, utilization and idle time. An impairment loss is recorded in the period if the carrying amount of the asset is not recoverable. During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, there were no long-lived asset impairments.

Contingencies. We record liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated. Once established, we adjust the estimated contingency loss accrual for changes in facts and circumstances that alter our previous assumptions with respect to the likelihood or amount of loss.

Income taxes. Income taxes are provided based upon our interpretation of the tax laws and rates in the countries in which our subsidiaries are registered and where their operations are conducted and income and expenses are earned and incurred, respectively. This requires significant judgment and the use of estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits. Our tax liability in any given year could be affected by changes in tax laws, regulations, agreements, and treaties or our level of operations or profitability in each jurisdiction. Although our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable enacted tax rates in effect in the year in which the asset is realized or the liability is settled. Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized. When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. In determining if a tax position is likely to be sustained upon examination, we analyze relevant tax laws and regulations, case law, and administrative practices. Actual income taxes paid may vary from estimates depending upon various factors, including changes in income tax laws, settlement of audits with taxing authorities, or expiration of statutes of limitations.

Recently Issued Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements in this annual report for a discussion of recent accounting pronouncements and their anticipated impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We have entered, and in the future may enter, into derivative financial instrument transactions to manage or reduce market risk, but we do not enter into derivative financial instrument transactions for speculative or trading purposes. We had no outstanding derivatives as of December 31, 2019 and 2018.

Interest Rate Risk.  We had no variable interest debt as of December 31, 2019. We may be exposed to changes in interest rates on any outstanding balance drawn on the Revolving Credit Facility in the future.

Foreign Currency Exchange Rate Risk. We use the U.S. dollar as our functional currency because the substantial majority of our revenues and expenses are denominated in U.S. dollars. Accordingly, our reporting currency is also U.S. dollars. However, there is a risk that currency fluctuations could have an adverse effect on us as we do earn revenue and incur expenses in other currencies. We utilize the payment structure of client contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. Due to various factors, including client acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the client contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall operating results or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Pacific Drilling S.A.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Drilling S.A. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2019 (Successor), for the periods of November 20, 2018 to December 31, 2018 (Successor), January 1, 2018 to November 19, 2018 (Predecessor), and for the year ended December 31, 2017 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 (Successor) and 2018 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2019 (Successor), for the periods of November 20, 2018 to December 31, 2018 (Successor), January 1, 2018 to November 19, 2018 (Predecessor), and for the year ended December 31, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis of Presentation

As discussed in Note 3 to the consolidated financial statements, on November 2, 2018, the United States Bankruptcy Court for the Southern District of New York entered an order confirming the Company’s plan for reorganization under Chapter 11, which became effective on November 19, 2018. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 4.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Pacific Drilling S.A.:

Opinion on Internal Control Over Financial Reporting

We have audited Pacific Drilling S.A. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2019 (Successor), for the periods of November 20, 2018 to December 31, 2018 (Successor), January 1, 2018 to November 19, 2018 (Predecessor), and for the year ended December 31, 2017 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas

March 12, 2020

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share information)

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
Revenues
Contract drilling	$229,777	$28,489	$236,379	$319,716
Costs and expenses
Operating expenses	228,143	19,744	189,606	244,089
General and administrative expenses	38,293	4,245	50,604	87,134
Depreciation and amortization expense	193,128	27,277	248,302	278,949
Loss from unconsolidated subsidiaries	220,152	806	—	—
	679,716	52,072	488,512	610,172
Operating loss	(449,939)	(23,583)	(252,133)	(290,456)
Other income (expense)
Interest expense	(97,698)	(10,904)	(106,632)	(178,983)
Write-off of deferred financing costs	—	—	—	(30,846)
Reorganization items	(1,975)	(1,300)	(1,799,664)	(6,474)
Interest income	6,292	1,008	3,148	2,717
Other income (expense)	(729)	526	(1,904)	(8,261)
Loss before income taxes	(544,049)	(34,253)	(2,157,185)	(512,303)
Income tax expense (benefit)	12,416	(6,769)	(2,308)	12,863
Net loss	$(556,465)	$(27,484)	$(2,154,877)	$(525,166)
Loss per common share, basic	$(7.42)	$(0.37)	$(100.89)	$(24.64)
Weighted-average shares outstanding, basic	75,011	75,010	21,359	21,315
Loss per common share, diluted	$(7.42)	$(0.37)	$(100.89)	$(24.64)
Weighted-average shares outstanding, diluted	75,011	75,010	21,359	21,315

See accompanying notes to consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
Net loss	$(556,465)	$(27,484)	$(2,154,877)	$(525,166)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	(485)
Reclassification adjustment for other-than-temporary impairment on available-for-sale securities realized in net income	—	—	—	485
Unrecognized loss on derivative instruments	—	—	—	(565)
Reclassification adjustment for loss on derivative instruments realized in net income	—	—	643	5,265
Total other comprehensive income	—	—	643	4,700
Total comprehensive loss	$(556,465)	$(27,484)	$(2,154,234)	$(520,466)

See accompanying notes to consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$278,620	$367,577
Restricted cash	6,089	21,498
Accounts receivable, net	29,252	40,549
Other receivable	—	28,000
Materials and supplies	43,933	40,429
Deferred costs, current	16,961	482
Prepaid expenses and other current assets	15,732	8,667
Total current assets	390,587	507,202
Property and equipment, net	1,842,549	1,915,172
Receivable from unconsolidated subsidiaries	—	204,790
Intangible asset	—	85,053
Investment in unconsolidated subsidiaries	—	11,876
Other assets	23,423	24,120
Total assets	$2,256,559	$2,748,213
Liabilities and shareholders’ equity:
Accounts payable	$24,223	$14,941
Accrued expenses	27,924	25,744
Accrued interest	15,703	16,576
Deferred revenue, current	7,567	—
Total current liabilities	75,417	57,261
Long-term debt	1,073,734	1,039,335
Payable to unconsolidated subsidiaries	—	4,400
Other long-term liabilities	38,577	28,259
Total long-term liabilities	1,112,311	1,071,994
Total liabilities	1,187,728	1,129,255
Commitments and contingencies
Shareholders’ equity:
Common shares, $0.01 par value per share, 82,500 shares authorized and issued and 75,007 and 75,031 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	751	750
Additional paid-in capital	1,652,681	1,645,692
Treasury shares, at cost	(652)	—
Accumulated deficit	(583,949)	(27,484)
Total shareholders’ equity	1,068,831	1,618,958
Total liabilities and shareholders’ equity	$2,256,559	$2,748,213

See accompanying notes to consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

						Accumulated	Retained
			Additional			Other	Earnings/	Total
	Common Shares		Paid-In	Treasury Shares		Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit)	Equity
Predecessor
Balance at January 1, 2017	21,184	$212	$2,360,398	1,367	$—	$(19,193)	$324,783	$2,666,200
Shares issued under share-based compensation plan	155	1	(200)	(155)	—	—	—	(199)
Modification of unvested awards from equity to liability	—	—	(553)	—	—	—	—	(553)
Share-based compensation	—	—	6,819	—	—	—	—	6,819
Other comprehensive income	—	—	—	—	—	4,700	—	4,700
Net loss	—	—	—	—	—	—	(525,166)	(525,166)
Balance at December 31, 2017	21,339	213	2,366,464	1,212	—	(14,493)	(200,383)	2,151,801
Shares issued under share-based compensation plan	29	1	(5)	(29)	—	—	—	(4)
Share-based compensation	—	—	2,543	—	—	—	—	2,543
Other comprehensive income	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	(2,154,877)	(2,154,877)
Balance at November 19, 2018	21,368	214	2,369,002	1,183	—	(13,850)	(2,355,260)	106
Reverse stock split	(21,366)	(214)	214	(1,183)	—	—	—	—
Elimination of Predecessor equity balances	—	—	(2,369,110)	—	—	13,850	2,355,260	—
Equity conversion	24,416	244	1,152,199	—	—	—	—	1,152,443
Equity offerings	50,582	506	492,914	—	—	—	—	493,420
Issuance of shares reserved for share-based compensation plan	—	—	—	7,500	—	—	—	—
Balance at November 20, 2018	75,000	750	1,645,219	7,500	—	—	—	1,645,969
Successor
Shares issued under share-based compensation plan	31	—	(126)	(31)	—	—	—	(126)
Share-based compensation	—	—	599	—	—	—	—	599
Net loss	—	—	—	—	—	—	(27,484)	(27,484)
Balance at December 31, 2018	75,031	750	1,645,692	7,469	—	—	(27,484)	1,618,958
Shares repurchased	(44)	—	—	44	(652)	—	—	(652)
Shares issued under share-based compensation plan	20	1	(82)	(20)	—	—	—	(81)
Share-based compensation	—	—	7,071	—	—	—	—	7,071
Net loss	—	—	—	—	—	—	(556,465)	(556,465)
Balance at December 31, 2019	75,007	$751	$1,652,681	7,493	$(652)	$—	$(583,949)	$1,068,831

See accompanying notes to consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
Cash flow from operating activities:
Net loss	$(556,465)	$(27,484)	$(2,154,877)	$(525,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	193,128	27,277	248,302	278,949
Amortization of deferred revenue	(1,931)	—	(20,212)	(46,829)
Amortization of deferred costs	1,692	128	13,882	11,689
Amortization of deferred financing costs	—	—	1,639	24,889
Amortization of debt (premium) discount, net	(476)	(38)	—	940
Interest paid-in-kind	34,875	3,732	4,933	—
Write-off of deferred financing costs	—	—	—	30,846
Deferred income taxes	8,783	(6,507)	4,103	7,409
Share-based compensation expense	7,071	599	2,543	6,819
Other-than-temporary impairment of available-for-sale securities	—	—	—	6,829
Loss from unconsolidated subsidiaries	220,152	806	—	—
Reorganization items	—	—	1,746,764	5,315
Changes in operating assets and liabilities:
Accounts receivable	39,297	(11,670)	12,028	53,713
Materials and supplies	(3,504)	(122)	3,532	6,187
Deferred costs	(25,553)	(1,030)	(5,220)	(12,200)
Prepaid expenses and other assets	(7,393)	(10,953)	(27,742)	(8,257)
Accounts payable and accrued expenses	13,643	(16,490)	(10,096)	38,214
Deferred revenue	9,498	—	(481)	5,780
Net cash used in operating activities	(67,183)	(41,752)	(180,902)	(114,873)
Cash flow from investing activities:
Capital expenditures	(35,110)	(2,697)	(18,624)	(36,645)
Deconsolidation of Zonda Debtors	—	—	(4,910)	—
Purchase of available-for-sale securities	—	—	—	(6,000)
Net cash used in investing activities	(35,110)	(2,697)	(23,534)	(42,645)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	(81)	(126)	(4)	(199)
Proceeds from debtor-in-possession financing	—	—	50,000	—
Payments for debtor-in-possession financing	—	—	(50,000)	—
Proceeds from long-term debt	—	—	1,000,000	—
Payments on long-term debt	—	—	(1,136,478)	(146,473)
Proceeds from equity offerings	—	—	500,000	—
Payments for financing costs	(1,340)	(13,525)	(29,355)	(4,530)
Purchases of treasury shares	(652)	—	—	—
Net cash provided by (used in) financing activities	(2,073)	(13,651)	334,163	(151,202)
Net increase (decrease) in cash and cash equivalents	(104,366)	(58,100)	129,727	(308,720)
Cash, cash equivalents and restricted cash, beginning of period	389,075	447,175	317,448	626,168
Cash, cash equivalents and restricted cash, end of period	$284,709	$389,075	$447,175	$317,448

See accompanying notes to consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Business

Pacific Drilling S.A. and its subsidiaries (“Pacific Drilling,” the “Company,” “we,” “us” or “our”) is an international offshore drilling contractor committed to exceeding client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry.

Note 2—Significant Accounting Policies

Principles of Consolidation—Our consolidated financial statements include the accounts of Pacific Drilling S.A. and consolidated subsidiaries that we control by ownership of a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes. We eliminate all intercompany transactions and balances in consolidation.

We are party to a Nigerian joint venture, Pacific International Drilling West Africa Limited (“PIDWAL”), with Derotech Offshore Services Limited (“Derotech”), a privately-held Nigerian registered limited liability company. Derotech owns 51% of PIDWAL and we own 49% of PIDWAL. Pacific Scirocco Ltd. (“PSL”) and Pacific Bora Ltd. (“PBL”), which own the Pacific Scirocco and Pacific Bora, respectively, are owned 49.9% by our wholly-owned subsidiary Pacific Drilling Limited (“PDL”) and 50.1% by Pacific Drillship Nigeria Limited (“PDNL”). PDNL is owned 0.1% by PDL and 99.9% by PIDWAL. Derotech will not accrue the economic benefits of its interest in PIDWAL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. Likewise, PIDWAL will not accrue the economic benefits of its interest in PDNL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. PIDWAL and PDNL are variable interest entities for which we are the primary beneficiary. Accordingly, we consolidate all interests of PIDWAL and PDNL in our consolidated financial statements and no portion of their operating results is allocated to the noncontrolling interest. See Note 19.

Fresh Start Accounting—Upon the Company’s emergence from Chapter 11 bankruptcy on November 19, 2018, we adopted fresh start accounting (“Fresh Start Accounting”) in accordance with the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, (“ASC 852”) issued by the Financial Accounting Standards Board (“FASB”), which resulted in the Company becoming a new entity for financial reporting purposes.

References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to November 19, 2018. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, November 19, 2018. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of our Plan of Reorganization (as defined in Note 3), the Company’s consolidated financial statements subsequent to November 19, 2018, are not comparable to its consolidated financial statements on and prior to November 19, 2018.

Our consolidated financial statements as of December 31, 2019 and for the Successor period in 2018 exclude the Zonda Debtors (as defined in Note 3), our wholly-owned subsidiaries, which filed a separate plan of reorganization (see Note 3). We accounted for our investment in the Zonda Debtors using the equity method of accounting for the Successor periods in 2018 and 2019. As of December 31, 2019, we discontinued applying the equity method on the Zonda Debtors. See Note 16.

Accounting Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, financial instruments, obsolescence for materials and supplies, depreciation of property and equipment, deferred costs, impairment of long-lived assets, income taxes, share-based compensation and contingencies. We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Revenue from Contracts with Clients—We earn revenue primarily by (i) providing our drillship, work crews, related equipment, services and supplies necessary to operate the rig, (ii) delivering the rig by mobilizing to and demobilizing from the drill location and (iii) performing certain pre-operating activities, including rig preparation activities or equipment modifications required for the contract.

Dayrate Drilling Revenue. Our drilling contracts provide for payment on a dayrate basis, with higher rates for periods when the drillship is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the client are determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is attributed to the distinct hourly increment to which it relates within the contract term. Therefore, we record dayrate drilling revenue consistent with the contractual rate invoiced for the services provided during the respective period.

Mobilization/Demobilization Revenue. We may receive fees for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract. Demobilization revenue expected to be received upon contract completion is estimated as part of the overall transaction price at contract inception. We record demobilization revenue in earnings ratably over the expected term of the contract with an offset to an accretive contract asset.

Contract Preparation Revenue. Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet client requirements. At times, we may be compensated by the client for such work. These activities are not considered to be distinct within the context of the contract. We record a contract liability for contract preparation fees received, which is amortized ratably to contract drilling revenue over the initial term of the related drilling contract.

Capital Upgrade Revenue. From time to time, we may receive fees from our clients for capital improvements or upgrades to our rigs to meet contractual requirements. These activities are not considered to be distinct within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our clients for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof are highly dependent on factors outside of our control. Accordingly, reimbursable revenue is not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a client. We are generally considered a principal in such transactions. Therefore, we record the associated revenue at the gross amount billed to the client in the period the corresponding goods and services are to be provided.

Contract Fulfillment Costs. Certain direct and incremental costs incurred for upfront preparation and initial mobilization of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used to satisfy our performance obligations in the future and are expected to be recovered. Such costs are deferred as a current or noncurrent asset depending on the length of the initial contract term and amortized ratably to operating expenses as services are rendered over the initial term of the related drilling contract. Deferred contract costs are impaired in the period if the carrying amount is not recoverable. During the Successor periods in 2019 and 2018 and the Predecessor period in 2018, there was no impairment of deferred contract costs. See Note 9.

Cash and Cash Equivalents—Cash equivalents are highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Restricted Cash—As of December 31, 2019, our restricted cash balance was primarily held as credit support for a bank guarantee. As of December 31, 2018, our restricted cash balance consisted of $8.5 million cash collateral under our treasury management services agreement with a financial institution and $13.0 million escrow funds remaining to settle professional fees incurred upon or prior to our emergence from our Chapter 11 proceedings.

Accounts Receivable—We record trade accounts receivable at the amount we invoice our clients. We provide an allowance for doubtful accounts, as necessary, based on a review of outstanding receivables, historical collection information and existing economic conditions. We do not generally require collateral or other security for receivables.

Other Receivable—As of December 31, 2018, other receivable on our consolidated balance sheets was $28.0 million of cash collateral held in the name of a financial institution as credit support for customs bonds issued in favor of a subsidiary of the Company.

Materials and Supplies—Materials and supplies held for consumption are carried at average cost if acquired after the adoption of Fresh Start Accounting or at fair value if already outstanding upon the adoption of Fresh Start Accounting. Materials and supplies balances were presented net of allowances for excess or obsolete materials and supplies of $1.1 million and $0 as of December 31, 2019 and 2018, respectively.

Property and Equipment—Upon the adoption of Fresh Start Accounting, high-specification drillships and other property and equipment consisting of purchased software systems, furniture, fixtures and other equipment are recorded at fair value. Capital expenditures made subsequent to the adoption of Fresh Start Accounting, including any major capital improvements, are recorded at cost. Ongoing maintenance, routine repairs and minor replacements are expensed as incurred.

Property and equipment are depreciated to their salvage value on a straight-line basis over the estimated useful lives of each class of assets. The estimated useful lives of property and equipment for the Successor are as follows:

Years
Drillships and related equipment	8-32
Other property and equipment	1-6

We review property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable. Potential impairment indicators include steep declines in commodity prices and related market conditions, cold stacking of rigs or significant damage to the property and equipment that adversely affects the extent and manner of its use. We assess impairment using estimated undiscounted cash flows for the property and equipment being evaluated by applying assumptions regarding future operations, market conditions, dayrates, utilization and idle time. An impairment loss is recorded in the period if the carrying amount of the asset is not recoverable. During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, there were no long-lived asset impairments.

Intangible Asset—We amortized our client-related intangible asset to depreciation and amortization expense within our consolidated statements of operations over its remaining drilling contract term on a straight-line basis.

Deferred Certification and Major Maintenance Costs—We are required to obtain certifications from various regulatory bodies in order to operate our drilling rigs and maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. We also perform periodic disassembly, inspection and applicable overhaul of our drilling and marine equipment based on manufacturers guidelines outside of our normal maintenance. These major maintenance costs incurred are deferred and amortized on a straight-line basis over the corresponding inspection periods. As of December 31, 2019 and 2018, deferred certification and major maintenance costs were $9.8 million and $0.5 million respectively, included in deferred costs, current and other assets on our consolidated balance sheets.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Deferred Financing Costs—Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest rate method over the term of the applicable long-term debt.

Foreign Currency Transactions—The consolidated financial statements are stated in U.S. dollars. We have designated the U.S. dollar as the functional currency for our foreign subsidiaries in international locations because we contract with clients, purchase equipment and finance capital using the U.S. dollar. Transactions in other currencies have been translated into U.S. dollars at the rate of exchange on the transaction date. Any gain or loss arising from a change in exchange rates subsequent to the transaction date is included as an exchange gain or loss. Monetary assets and liabilities denominated in currencies other than U.S. dollars are reported at the rates of exchange prevailing at the end of the reporting period. During the Successor periods in 2019 and 2018, foreign exchange losses were $0.7 million and $0.1 million and recorded in other expense in our consolidated statements of operations. During the Predecessor periods in 2018 and 2017, foreign exchange losses were $0.1 million and $0.7 million, respectively, and recorded in other expense in our consolidated statements of operations.

Earnings per Share—Basic earnings per common share (“EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

Fair Value Measurements—We estimate fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that are categorized using a three-level hierarchy as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) unobservable inputs that require significant judgment for which there is little or no market data (“Level 3”). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

Share-Based Compensation—The grant date fair value of share-based awards granted to employees is recognized as an employee compensation expense over the requisite service period on a straight-line basis. The amount of compensation expense ultimately recognized is based on the number of awards that meet the vesting conditions at the vesting date. For the Successor, any adjustments to the compensation cost recognized in our consolidated statement of operations for awards that are forfeited are recognized in the period in which the forfeitures occur. For the Predecessor, the amount of compensation expense recognized is adjusted to reflect the number of awards for which the related vesting conditions are expected to be met using estimated forfeitures.

Leases—We recognize a right-of-use asset and a lease liability on our consolidated balance sheets for leases under which we are the lessee, after applying the short-term lease exemption. Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For discount rate, we use our incremental borrowing rate based on information available at commencement date if the rate implicit in the lease cannot be readily determined. For our drilling contracts, which contain a lease component, we apply the practical expedient to recognize revenues based on the service component, which we determined to be predominant. See Note 10.

Derivatives—We apply cash flow hedge accounting to interest rate swaps that are designated as hedges of the variability of future cash flows. The derivative financial instruments are recorded on our consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives designated as cash flow hedges, to the extent the hedge is effective, are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

Hedge effectiveness is measured on an ongoing basis to ensure the validity of the hedges based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

For the Predecessor, other comprehensive income was released to earnings as the asset was depreciated over its useful life for interest rate hedges related to interest capitalized in the construction of fixed assets. For all other interest rate hedges, other comprehensive income was released to earnings as interest expense was accrued on the underlying debt.

Contingencies—We record liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated. Once established, we adjust the estimated contingency loss accrual for changes in facts and circumstances that alter our previous assumptions with respect to the likelihood or amount of loss. We recognize legal fees related to loss contingencies as incurred.

Income Taxes—Income taxes are provided based upon the tax laws and rates in the countries in which our subsidiaries are registered and where their operations are conducted and income and expenses are earned and incurred, respectively. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable enacted tax rates in effect the year in which the asset is realized or the liability is settled. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Reclassifications—Certain reclassifications of previously reported information have been made to conform to the current year presentation.

Recently Adopted Accounting Standards

Leases—Effective January 1, 2019, we adopted the accounting standards update for Leases (Topic 842) that requires lessees to recognize a right‑of‑use asset and lease liability for virtually all leases and updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and revenue recognition accounting standards. We applied the transition method that required us to recognize right‑of‑use assets and lease liabilities as of the date of our adoption with no adjustment to prior periods. We applied the package of practical expedients that permitted us to carry forward historical lease classifications. For leases under which we are the lessee, we have recognized a right-of-use asset of $6.9 million, recorded in other assets, and a corresponding lease liability, recorded in accrued expenses and other long-term liabilities upon adoption. Our adoption did not have and is not expected in the future to have a material effect on our consolidated statements of financial position, operations or cash flows.

Recently Issued Accounting Standards

Measurement of Credit Losses on Financial Instruments—On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses based on an estimate of expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. In April 2019, the FASB issued codification improvements to Topic 326 to clarify all expected recoveries should be included in the estimate of the allowance for credit losses. This update is effective for annual and interim periods beginning after January 1, 2020. We do not expect our adoption to have a material effect on our consolidated financial statements and related disclosures.

Simplifications to Income Tax Accounting—On December 18, 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This update is

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

effective for annual and interim periods beginning after January 1, 2021. We are currently evaluating the effect the standard may have on our consolidated financial statements and related disclosures.

Note 3—Emergence from Bankruptcy Proceedings

By order entered on November 2, 2018, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Company’s Modified Fourth Amended Joint Plan of Reorganization, dated October 31, 2018 (the “Plan of Reorganization”) that had been filed with the Bankruptcy Court in connection with the filing by the Company and certain of its subsidiaries (the “Initial Debtors”) of petitions (the “Bankruptcy Petitions”) on November 12, 2017 (the “Petition Date”) with the Bankruptcy Court seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On November 19, 2018 (the “Plan Effective Date”), the Company and the Initial Debtors other than the Zonda Debtors (described below) (the “Debtors”) emerged from bankruptcy after successfully completing their reorganization pursuant to the Plan of Reorganization. The Company’s two subsidiaries involved in the arbitration with Samsung Heavy Industries Co. Ltd. (“SHI”) related to the Pacific Zonda, Pacific Drilling VIII Limited and Pacific Drilling Services, Inc. (together, the “Zonda Debtors”), filed a separate plan of reorganization that was confirmed by order of the Bankruptcy Court on January 30, 2019 (the “Zonda Plan”) and are not Debtors under the Plan of Reorganization.

During the bankruptcy proceedings, the Debtors operated as “debtors-in-possession” in accordance with applicable provisions of the Bankruptcy Code.

Upon emergence of the Company from bankruptcy on November 19, 2018 in accordance with the Plan of Reorganization:

•

The Company’s pre-petition 2013 senior secured revolving credit facility (the “2013 Revolving Credit Facility”) and a senior secured credit facility (the “SSCF”), and post-petition debtor-in-possession financing were repaid in full;

•

Holders of the Company’s loans under a 2018 senior secured institutional term loan facility (the “Term Loan B”), 2017 senior secured notes (the “2017 Notes”) and 2020 senior secured notes (the “2020 Notes”) received an aggregate of 24,416,442 common shares (or, approximately 32.6% of the outstanding shares) in exchange for their claims;

•

The Company issued an aggregate of 44,174,136 common shares (or, approximately 58.9% of the outstanding shares) to holders of Term Loan B, 2017 Notes and 2020 Notes who subscribed in the Company’s $460.0 million equity rights offering;

•	The Company issued 3,841,229 common shares (or, approximately 5.1% of the outstanding shares) to Quantum Pacific Gibraltar Limited (“QP”) in a $40.0 million private placement;
•

The Company issued 2,566,056 common shares (or, approximately 3.4% of the outstanding shares) to members of an ad hoc group of holders of the Term Loan B, 2017 Notes and 2020 Notes (the “Ad Hoc Group”) in payment of their fee for backstopping the equity rights offering;

•

The Company issued approximately 7.5 million common shares to Pacific Drilling Administrator Limited, a wholly owned subsidiary of the Company that serves as administrator of the Company’s 2018 Omnibus Stock Incentive Plan (the “2018 Stock Plan”), adopted by the board of directors, and which shares were reserved for issuance under the 2018 Stock Plan;

•

Existing holders of the Company’s common shares received no recovery and were diluted by the issuances of common shares under the Plan of Reorganization such that they held in the aggregate less than 0.003% of the Company’s common shares outstanding upon emergence from bankruptcy; and

•	The undisputed claims of other unsecured creditors such as clients, employees and vendors were paid in full in the ordinary course of business.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Prior to the issuance of the shares described above, the Company effected a 1-for-10,000 reverse stock split (the “Reverse Stock Split”).

As a result of the Reverse Stock Split and the issuances of common shares described above, the Company had issued and outstanding on the Plan Effective Date approximately 75.0 million common shares, and approximately 7.5 million shares were reserved for issuance pursuant to the 2018 Stock Plan.

In addition, pursuant to the Plan of Reorganization, on September 26, 2018 bankruptcy-remote subsidiaries of the Company issued, and on November 19, 2018 such subsidiaries merged with the Company and the Company assumed (the “Notes Assumption”):

•	$750.0 million in aggregate principal amount of 8.375% First Lien Notes due 2023, secured by first-priority liens on substantially all assets of the Debtors (the “First Lien Notes”); and
•

$273.6 million in aggregate principal amount of 11.0% / 12.0% Second Lien PIK Notes due 2024, secured by second-priority liens on substantially all assets of the Debtors (the “Second Lien PIK Notes”). Approximately $23.6 million aggregate principal amount was issued as a commitment fee to the Ad Hoc Group for their agreement to backstop the issuance of the Second Lien PIK Notes.

Concurrent with the Notes Assumption, all of the Company’s subsidiaries other than the Zonda Debtors, certain immaterial subsidiaries and PIDWAL guaranteed on a senior secured basis the First Lien Notes and Second Lien PIK Notes. If the Zonda Debtors are successful in their appeal of the Tribunal’s award, they will guarantee the First Lien Notes and Second Lien PIK Notes and the Revolving Credit Facility (see Note 23) upon their emergence from bankruptcy pursuant to the terms of the Zonda Plan. If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan and the Zonda Debtors would not guarantee the First Lien Notes, Second Lien PIK Notes or the Revolving Credit Facility. See Note 16 for further discussion.

We have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings as reorganization items in our consolidated statements of operations. The components of reorganization items are as follows:

	Successor		Predecessor
		Period From	Period From
	Year Ended	November 20, 2018	January 1, 2018	Year Ended
	December 31,	through	through	December 31,
	2019	December 31, 2018	November 19, 2018	2017
(in thousands)
Professional fees	$1,975	$1,300	$82,787	$6,447
Gain on the settlement of liabilities subject to compromise	—	—	(794,218)	—
Discharge of claims upon emergence from bankruptcy	—	—	(80)	—
Revision of estimated claims	—	—	—	27
Escrow interest income	—	—	(2,940)	—
Fresh start accounting adjustments	—	—	2,514,115	—
Total reorganization items	$1,975	$1,300	$1,799,664	$6,474

Note 4—Fresh Start Accounting

Fresh Start Accounting

In accordance with ASC 852, the Company was required to adopt Fresh Start Accounting upon its emergence from Chapter 11 on November 19, 2018 because (i) the holders of the then existing common shares of the Predecessor received less than 50% of the new common shares of the Successor outstanding upon emergence and (ii) the

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

reorganization value of the Company’s assets immediately prior to confirmation of the Plan of Reorganization was less than the total of all postpetition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan of Reorganization was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805, Business Combinations. The amount of deferred income taxes recorded was determined in accordance with ASC 740, Income Taxes.

The Plan Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan of Reorganization and the application of Fresh Start Accounting were reflected on the consolidated balance sheet as of November 19, 2018 and the related adjustments thereto were recorded in the consolidated statements of operations for the period January 1, 2018 through November 19, 2018.

The Company’s consolidated financial statements and related footnotes are presented with a “black line” division, which delineates the lack of comparability between amounts presented after November 19, 2018 and amounts presented on or prior to November 19, 2018. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Reorganization Value

Under ASC 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of Fresh Start Accounting. The Plan of Reorganization confirmed by the Bankruptcy Court estimated a range of enterprise values between $1,650 million and $2,500 million, with a midpoint of $2,075 million plus the fair value of assets associated with the arbitration with SHI related to the Pacific Zonda. The Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $2,075 million plus the estimated fair value of the assets associated with the arbitration with SHI of $204.7 million for Fresh Start Accounting.

The following table reconciles the enterprise value to the estimated fair value of our Successor common shares as of the Plan Effective Date (in thousands):

Enterprise value	$2,075,000
Plus: Cash and cash equivalents (excludes funds held in professional fee escrow of $50.2 million)	401,910
Plus: Estimated fair value of the assets associated with the Zonda Arbitration	204,700
Less: Fair value of debt	(1,035,641)
Fair value of Successor common shares	$1,645,969

The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to the Company’s individual assets as of the Plan Effective Date (in thousands):

Enterprise value	$2,075,000
Plus: Cash and cash equivalents (excludes funds held in professional fee escrow of $50.2 million)	401,910
Plus: Estimated fair value of the assets associated with the Zonda Arbitration	204,700
Plus: Current liabilities	83,663
Plus: Non-current liabilities excluding long-term debt	29,266
Reorganization value of Successor’s assets to be allocated	$2,794,539

With the assistance of financial advisors, we determined the enterprise and corresponding equity value of the Successor using various valuation methods, including: (i) a calculation of the present value of future cash flows based on our financial projections, and (ii) a peer group trading analysis with peer values evaluated on a dollar value per drillship basis. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The fair values of the Company’s principal assets, drillships and related equipment, were estimated with the assistance of third party valuation advisors.  The reorganization value was allocated to the Company’s individual assets and liabilities based on their fair values as described further as follows:

Drillships and related equipment

The fair value of the drillships and related equipment was determined using a combination of the discounted cash flow method (income approach), that we discounted at a rate of approximately 14%, and the cost approach. The income approach was utilized to estimate the fair value of drillships that generated positive returns on projected cash flows over the remaining economic useful life of the drillships and compared to the fair value utilizing the cost approach, adjusted as needed for asset type, age, physical deterioration and obsolescence.

Materials and Supplies

The fair value of the materials and supplies were determined by the direct and indirect cost approaches. They were analyzed on a line-by-line basis and each asset was adjusted for age, physical depreciation and obsolescence.

Intangible Asset

We applied the income approach to estimate the value of the client-related intangible asset of our drilling contracts. We determined the value by comparing the contractual day rates to the estimated comparable market day rates, and applying a discount rate of 2.9% to the amounts by which contractual revenue exceeded market. The discount rate reflects the corresponding credit rating of the client related to the contract and the remaining term.

Assets associated with the Zonda Arbitration

We applied a probability weighted approach to estimate the value of assets associated with the Zonda Arbitration, which was presented within receivable from unconsolidated subsidiaries upon the deconsolidation of the Zonda Debtors. The analysis included estimating probabilities of success for the various outcomes and expected cash flows associated with each outcome. The probability weighted cash flows were discounted to the balance sheet date using market data. The analysis utilized certain unobservable inputs that require significant judgment for which there is little or no market data, which represent Level 3 fair value measurements. These included, but were not limited to, probability and timing of successfully recovering the advance payments and purchased equipment.

Long-term Debt

The fair value of the debt was estimated using quoted market prices to the extent available and significant other observable inputs, which represent Level 2 fair value measurements.

See below under “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s various other significant assets and liabilities.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Consolidated Balance Sheet

The adjustments included in the following fresh start consolidated balance sheet reflect the effects of the transactions contemplated by the Plan of Reorganization and executed by the Company on the Plan Effective Date (reflected in the column “Reorganization Adjustments”), the deconsolidation of Zonda Debtors (reflected in the column “Deconsolidation of Zonda Debtors”) and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

	As of November 19, 2018
	Predecessor	Reorganization Adjustments (1)		Deconsolidation of Zonda Debtors (14)	Fresh Start Accounting Adjustments		Successor
Assets:
Cash and cash equivalents	$154,238	$239,172	(2)	$(4,910)	$—		$388,500
Restricted cash	1,034,470	(975,795)	(3)	—	—		58,675
Accounts receivable, net	28,881	—		(2)	—		28,879
Other receivable	28,000	—		—	—		28,000
Materials and supplies	83,800	—		—	(43,493)	(15)	40,307
Deferred costs, current	11,371	—		—	(11,371)	(16)	—
Prepaid expenses and other current assets	13,281	(958)	(4)	(815)	(693)	(17)	10,815
Total current assets	1,354,041	(737,581)		(5,727)	(55,557)		555,176
Property and equipment, net	4,422,709	—		(68,102)	(2,434,133)	(18)	1,920,474
Long-term receivable	202,575	—		(202,575)	—		—
Receivable from unconsolidated subsidiaries	—	—		262,925	(58,135)	(19)	204,790
Intangible asset	—	—		—	100,000	(20)	100,000
Investment in unconsolidated subsidiaries	—	—		5,774	(742)	(19)	5,032
Other assets	27,279	(1,356)	(5)	(1,845)	(15,011)	(21)	9,067
Total assets	$6,006,604	$(738,937)		$(9,550)	$(2,463,578)		$2,794,539
Liabilities and shareholders’ equity:
Accounts payable	$14,161	$1,247	(6)	$(3,261)	$—		$12,147
Accrued expenses	56,817	11,264	(7)	(5,987)	—		62,094
Debtor-in-possession financing	50,000	(50,000)	(2)	—	—		—
Accrued interest	45,770	(36,348)	(8)	—	—		9,422
Deferred revenue, current	16,246	—		—	(16,246)	(22)	—
Total current liabilities	182,994	(73,837)		(9,248)	(16,246)		83,663
Long-term debt	969,158	—		—	66,483	(23)	1,035,641
Payable to unconsolidated subsidiaries	—	—		1,725	—		1,725
Other long-term liabilities	30,253	1,782	(9)	(1,539)	(2,955)	(24)	27,541
Total liabilities not subject to compromise	1,182,405	(72,055)		(9,062)	47,282		1,148,570
Liabilities subject to compromise	3,084,874	(3,084,386)	(10)	(488)	—		—
Commitments and contingencies
Shareholders’ equity:
Common shares	214	536	(11)	—	—		750
Additional paid-in capital	2,368,232	1,646,097	(12)	—	(2,369,110)	(25)	1,645,219
Accumulated other comprehensive loss	(13,850)	—		—	13,850	(25)	—
Accumulated deficit	(615,271)	770,871	(13)	—	(155,600)	(25)	—
Total shareholders’ equity	1,739,325	2,417,504		—	(2,510,860)		1,645,969
Total liabilities and shareholders’ equity	$6,006,604	$(738,937)		$(9,550)	$(2,463,578)		$2,794,539

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Reorganization Adjustments

(1)

Represent amounts recorded as of the Plan Effective Date for the implementation of the Plan of Reorganization, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, issuances of the Successor’s common shares, proceeds received from the Successor’s equity offerings and transfer of restricted cash for the issuance of the Successor’s debt.

(2)	Changes in cash and cash equivalents include the following (in thousands):

Transfer of restricted cash - escrow funds from the issuance of the First Lien Notes	$767,578
Transfer of restricted cash - escrow funds from the issuance of the Second Lien PIK Notes	258,160
Proceeds from the equity offerings	500,000
Payment of 2013 Revolving Credit Facility	(475,000)
Payment of SSCF	(661,478)
Payment of debtor-in-possession financing (including $354 of accrued interest)	(50,354)
Payment of accrued interest on 2013 Revolving Credit Facility and SSCF	(35,994)
Funding of professional fee escrow	(50,175)
Payment of professional fees	(13,557)
Payment of bank fees	(8)
Net change in cash and cash equivalents	$239,172

(3)	Changes in restricted cash includes the following (in thousands):

Transfer of restricted cash - escrow funds from the issuance of the First Lien Notes	$(767,578)
Transfer of restricted cash - escrow funds from the issuance of the Second Lien PIK Notes	(258,160)
Funding of professional fee escrow	50,175
Payment of bank fees	(232)
Net change in restricted cash	$(975,795)

(4)	Reflects the elimination of prepaid directors and officers insurance policies related to the Predecessor.

(5)	Reflects the elimination of deferred tax asset related to the implementation of the Plan of Reorganization.

(6)	Reflects the reinstatement of liabilities subject to compromise to be paid.

(7)	Changes in accrued expenses includes the following (in thousands):

Accrual of professional fees	$9,450
Accrual of equity issuance costs	6,580
Accrual of other fees	1,593
Payment of professional fees	(6,342)
Reduction in income taxes related to the implementation of the Plan	(17)
Net change in accrued expenses	$11,264

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(8)	Reflects the payment of accrued interest (in thousands):

Payment of accrued interest on 2013 Revolving Credit Facility and SSCF	$(35,994)
Payment of accrued interest on debtor-in-possession financing	(354)
Net change in accrued interest	$(36,348)

(9)	Reflects the recognition of a deferred tax liability related to the implementation of the Plan of Reorganization.

(10)	Liabilities subject to compromise settled in accordance with the Plan of Reorganization and the resulting gain were determined as follows (in thousands):

Liabilities subject to compromise	$3,084,874
Less liabilities subject to compromise related to unconsolidated subsidiaries remaining in bankruptcy	(488)
Payment of 2013 Revolving Credit Facility	(475,000)
Payment of SSCF	(661,478)
Reinstatement of claims that are expected to be paid	(1,247)
Issuance of Successor common shares to the holders of the 2017 Notes, Term Loan B and the 2020 Notes	(1,152,443)
Gain on settlement of liabilities subject to compromise	$794,218

(11)	The increase in common shares reflects (in thousands):

Issuance of Successor common shares to the holders of the 2017 Notes, Term Loan B and the 2020 Notes at par	$244
Equity offerings at par	506
Reduction of share capital for reverse stock split	(214)
Net change in common shares	$536

(12)	The increase in additional paid-in capital reflects (in thousands):

Issuance of Successor common shares to the holders of the 2017 Notes, Term Loan B and the 2020 Notes	$1,152,199
Equity offerings - additional paid-in capital	499,494
Reduction of share capital for reverse stock split	214
Cancellation of Predecessor share based compensation awards	770
Accrual of equity issuance costs	(6,580)
Net change in additional paid-in-capital	$1,646,097

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(13)	The decrease in accumulated deficit reflects (in thousands):

Gain on settlement of liabilities subject to compromise	$794,218
Accrued professional fees	(9,450)
Accrued other fees	(1,593)
Elimination of prepaid directors and officers insurance policies related to the Predecessor	(958)
Cancellation of predecessor share based compensation awards	(770)
Professional and success fees paid on Plan Effective Date	(7,215)
Payment of bank fees	(240)
Elimination of deferred tax asset related to the implementation of the Plan	(1,356)
Recognition of a deferred tax liability related to the implementation of the Plan	(1,782)
Reduction in income tax related to the implementation of the Plan	17
Net change in accumulated deficit	$770,871

Deconsolidation of Zonda Debtors

(14)

Represents the deconsolidation of Zonda Debtors as of November 19, 2018.  The Zonda Debtors filed a separate plan of reorganization and did not emerge from bankruptcy on the Plan Effective Date. Therefore, the Zonda Debtors were deconsolidated as of November 19, 2018.

Fresh Start Adjustments

(15)	Reflects the fair value adjustment of $43.5 million to the Company's materials and supplies due to the adoption of Fresh Start Accounting.

(16)	Reflects the elimination of current deferred costs of $11.4 million due to the adoption of Fresh Start Accounting.

(17)	Reflects the fair value adjustment to the Company's prepaid fuel due to the adoption of Fresh Start Accounting.

(18)	Reflects the fair value adjustment to the Company's property and equipment, net due to the adoption of Fresh Start Accounting (in thousands):

	Successor	Predecessor
Drillships and related equipment	$1,919,791	$5,928,887
Other property and equipment	683	20,737
Total property and equipment	1,920,474	5,949,624
Accumulated depreciation	—	(1,526,915)
Property and equipment, net	$1,920,474	$4,422,709

(19)	Reflects fair value adjustment to receivable from unconsolidated subsidiaries due to asset revaluation of the Zonda Debtors.

(20)	Reflects the recognition of an asset for the fair value of the client-related intangible asset of our drilling contracts, where contract rates are in excess of current market rates.

(21)	Reflects the elimination of deferred costs of $15.1 million, offset by an increase in deferred tax balances of $0.1 million due to the adoption of Fresh Start Accounting.

(22)	Reflects the elimination of deferred revenue due to the adoption of Fresh Start Accounting.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(23)	Reflects the elimination of unamortized deferred financing costs $59.4 million and fair value adjustment of $7.1 million to the Company's debt due to the adoption of Fresh Start Accounting.

(24)	Represents the adjustment to deferred tax balances of $3.0 million as a result of adopting Fresh Start Accounting.

(25)	Reflects the cumulative impact of Fresh Start Accounting adjustments discussed above and the elimination of Predecessor accumulated other comprehensive loss and accumulated deficit.

Note 5—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2019	2018
	(in thousands)
Drillships and related equipment	$1,962,211	$1,926,773
Other property and equipment	259	682
Property and equipment, cost	1,962,470	1,927,455
Accumulated depreciation	(119,921)	(12,283)
Property and equipment, net	$1,842,549	$1,915,172

During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, depreciation expense was $108.1 million, $12.3 million, $247.7 million and $278.2 million, respectively.

Note 6—Intangible Asset

Intangible asset consists of the following:

	December 31,
	2019	2018
	(in thousands)
Client-related intangible asset	$100,000	$100,000
Accumulated amortization	(100,000)	(14,947)
Intangible asset, net	$—	$85,053

During the Successor periods in 2019 and 2018, amortization expense of intangible asset was $85.1 million and $14.9 million, based on an amortization period of 0.8 year. The intangible asset was fully amortized through the end of the initial term of the related drilling contract in August 2019.

Note 7—Debt

Debt, net of debt premium (discount), consists of the following:

	December 31,
	2019	2018
	(in thousands)
Debt Obligations:
First Lien Notes	$747,910	$747,400
Second Lien PIK Notes	325,824	291,935
Total long-term debt	$1,073,734	$1,039,335

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

First Lien Notes

On September 26, 2018, Pacific Drilling First Lien Escrow Issuer Limited (the “First Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and wholly owned subsidiary of the Company, entered into an indenture (the “First Lien Notes Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, relating to the issuance by the First Lien Escrow Issuer of $750.0 million aggregate principal amount of 8.375% First Lien Notes due 2023 (the “First Lien Notes”).

Upon the emergence of the Company from the Chapter 11 proceedings on November 19, 2018, the First Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the First Lien Escrow Issuer under the First Lien Notes Indenture.

The First Lien Notes accrue interest at a rate of 8.375% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The First Lien Notes will mature on October 1, 2023, unless earlier redeemed or repurchased.

The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of the Company’s subsidiaries other than the Zonda Debtors, certain immaterial subsidiaries and PIDWAL. If the Zonda Debtors are successful in their appeal of the Tribunal’s award, they will guarantee the First Lien Notes and Second Lien PIK Notes upon their emergence from bankruptcy pursuant to their separate plan of reorganization.  See Note 16 for further discussion. If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan and the Zonda Debtors would not guarantee the First Lien Notes and Second Lien PIK Notes.

The First Lien Notes are secured by first-priority liens on substantially all assets of the Company and the guarantors (other than certain excluded property), including (i) vessels, (ii) books and records, (iii) certain deposit accounts and the amounts contained therein, (iv) assignments of proceeds of hull and machinery and loss of hire insurance, (v) assignments of earnings from drilling contracts, and (vi) equity interests owned by the Company and the guarantors, in each case, subject to certain exceptions, including that such first-priority liens will be subject to payment priority in favor of future holders, if any, of certain superpriority first lien debt of up to $50.0 million (see Note 23).

The First Lien Notes Indenture contains covenants limiting the ability of the Company, and any restricted subsidiary to, among other things, (i) incur or guarantee additional indebtedness and issue preferred stock, (ii) pay dividends on or redeem or repurchase capital stock, make certain investments, make certain payments on or with respect to subordinated and junior debt (including making cash interest or principal payments on the Second Lien PIK Notes (as defined below)), (iii) create or incur certain liens, (iv) impose restrictions on the ability of restricted subsidiaries to pay dividends, (v) merge or consolidate with other entities, (vi) enter into certain transactions with affiliates, (vii) impair the security interests in the collateral for the First Lien Notes, and (viii) engage in certain lines of business. These covenants are subject to a number of important exceptions and qualifications and certain of them will be suspended with respect to the First Lien Notes in the event that the First Lien Notes obtain an investment grade rating.

The Company may be required to offer to purchase the First Lien Notes at 101.0% percent of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a Change of Control (as defined in the First Lien Notes Indenture), and at 100.0% of the principal amount, plus accrued and unpaid interest, under certain other circumstances. In addition, the Company will be required to offer to purchase First Lien Notes at 100.0% of the principal amount thereof, plus accrued and unpaid interest, with any cash proceeds from a settlement or award in connection with the arbitration relating to the Pacific Zonda with such offer to be for an aggregate principal amount of First Lien Notes equal to the lesser of (x) 50.0% of such cash proceeds and (y) $75.0 million.

At any time prior to October 1, 2020, (i) the Company may redeem the First Lien Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount thereof, plus a “make-whole” premium, (ii) the Company may redeem up to 35.0% of the original principal amount of the First Lien Notes with proceeds from certain equity offerings at a redemption price equal to 108.375% of the principal amount thereof, and (iii) not more than once in any twelve-

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

month period, the Company may redeem up to 10.0% of the original principal amount of the First Lien Notes at a redemption price equal to 103.0% of the principal amount thereof, in each case plus accrued and unpaid interest.

At any time on or after October 1, 2020, the Company may redeem the First Lien Notes, in whole or in part, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest, during the twelve-month period beginning on October 1 of the years indicated: 2020 – 104.188%; 2021 – 102.094%; 2022 and thereafter – 100.0%.

The First Lien Notes Indenture contains customary events of default, including, among other things, (i) failure to make required payments; (ii) failure to comply with certain agreements or covenants; (iii) failure to pay certain other indebtedness; (iv) certain events of bankruptcy and insolvency; and (v) failure to pay certain judgments. An event of default under the First Lien Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding First Lien Notes to accelerate, or in certain cases will automatically cause the acceleration of, the amounts due under the First Lien Notes.

Intercreditor Agreement

The relationship between holders of First Lien Notes (and any future first lien debt), on the one hand, and Second Lien PIK Notes (and any future junior lien debt), on the other hand, is governed by an intercreditor agreement. Pursuant to the intercreditor agreement, the liens securing first lien debt are effectively senior in priority to the liens securing junior lien debt. If the Company incurs any future first lien debt, the relationship between holders of such debt and First Lien Notes will be governed by a collateral agency agreement. Such agreements will allow for payment priority in favor of holders of up to $50.0 million of future superpriority first lien debt (see Note 23).

Second Lien PIK Notes

On September 26, 2018, Pacific Drilling Second Lien Escrow Issuer Limited (the “Second Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and wholly owned subsidiary of the Company, entered into an indenture (the “Second Lien PIK Notes Indenture”) with the Trustee, as trustee and junior lien collateral agent, relating to the issuance by the Second Lien Escrow Issuer of approximately $273.6 million aggregate principal amount of 11.0% / 12.0% Second Lien PIK Notes due 2024 (the “Second Lien PIK Notes”), of which (i) $250.0 million aggregate principal amount was issued pursuant to the Second Lien PIK Notes Offering (as defined below), and (ii) approximately $23.6 million aggregate principal amount was issued as a commitment fee to the Ad Hoc Group for their agreement to backstop the issuance of the Second Lien PIK Notes.

Upon the emergence of the Company from the Chapter 11 proceedings on November 19, 2018, the Second Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the Second Lien Escrow Issuer under the Second Lien PIK Notes Indenture.

For each interest period, interest is payable, at the option of the Company, (i) entirely in cash (“Cash Interest”), (ii) entirely through the issuance of additional Second Lien PIK Notes having the same terms and conditions as the Second Lien PIK Notes issued in the Second Lien PIK Notes Offering in a principal amount equal to the amount of interest then due and payable or by increasing the then outstanding aggregate principal amount of Second Lien PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. If the Company elects to pay interest for an interest period entirely in the form of Cash Interest, interest will accrue at a rate of 11.0% per annum for such interest period. If the Company elects to pay interest for an interest period entirely in the form of PIK Interest, interest will accrue at a rate of 12.0% per annum for such interest period. If the Company elects to pay 50% in Cash Interest and 50% in PIK Interest for an interest period, (i) interest in respect of the Cash Interest portion will accrue at 11.0% and (ii) interest in respect of the PIK Interest portion will accrue at 12.0% for such interest period.

Interest on the Second Lien PIK Notes is payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The Second Lien PIK Notes will mature on April 1, 2024, unless earlier redeemed or repurchased. As of December 31, 2019, the Company has made the following payments in the form of PIK Interest:

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Payment Date	PIK Interest
(in thousands)
April 1, 2019	$16,873
October 1, 2019	17,429

The Second Lien PIK Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of the Company’s subsidiaries that guarantee the Company’s First Lien Notes and are secured by second-priority liens on all of the assets of the Company and the guarantors that also serve as collateral for the Company’s First Lien Notes.

The Second Lien PIK Notes Indenture contains covenants limiting the ability of the Company, and any restricted subsidiary to, among other things, (i) incur or guarantee additional indebtedness and issue preferred stock, (ii) pay dividends on or redeem or repurchase capital stock, make certain investments, make certain payments on or with respect to subordinated and junior debt, (iii) create or incur certain liens, (iv) impose restrictions on the ability of restricted subsidiaries to pay dividends, (v) merge or consolidate with other entities, (vi) enter into certain transactions with affiliates, (vii) impair the security interests in the collateral for the Second Lien PIK Notes, and (viii) engage in certain lines of business. These covenants are subject to a number of important exceptions and qualifications and certain of them will be suspended with respect to the Second Lien PIK Notes in the event that the Second Lien PIK Notes obtain an investment grade rating.

The Company may be required to offer to purchase the Second Lien PIK Notes at 101.0% percent of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a Change of Control (as defined in the Second Lien PIK Notes Indenture) (a “Change of Control Offer”), and at 100.0% of the principal amount, plus accrued and unpaid interest, under certain other circumstances. In addition, the Company will be required to offer to purchase Second Lien PIK Notes at 100.0% of the principal amount thereof, plus accrued and unpaid interest, with the cash proceeds, if any, from a settlement or award in connection with the arbitration with SHI related to the Pacific Zonda, with such offer to be for an aggregate principal amount of the Second Lien PIK Notes equal to the lesser of (x) 50.0% of such cash proceeds and (y) $75.0 million, provided, that if the Company is required to offer to purchase the First Lien Notes with such cash proceeds, the Company shall only be required to offer to purchase the Second Lien PIK Notes with the portion thereof that has been declined by the holders of First Lien Notes.

At any time prior to April 1, 2020, (i) the Company may redeem the Second Lien PIK Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount thereof, plus a “make-whole” premium, and (ii) the Company may redeem up to 35.0% of the original principal amount of the Second Lien PIK Notes with the proceeds from certain equity offerings at a redemption price equal to 112.0%, in each case plus accrued and unpaid interest.

At any time on or after April 1, 2020, the Company may redeem the Second Lien PIK Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount), plus any accrued and unpaid interest, during the six-month period beginning on the dates indicated below:

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Date	Price
April 1, 2020	112.0%
October 1, 2020	109.0%
April 1, 2021	106.0%
October 1, 2021	103.0%
April 1, 2022 and thereafter	100.0%

At any time after a Change of Control occurs, the Company may redeem all, but not less than all, of the Second Lien PIK Notes at the following redemption prices (expressed as a percentage of principal amount), plus any accrued and unpaid interest, during the six-month period beginning on the dates indicated below:

Date	Price
April 1, 2020	106.0%
October 1, 2020	109.0%
April 1, 2021	106.0%
October 1, 2021	103.0%
April 1, 2022 and thereafter	100.0%

If the Company exercises this Change of Control redemption right, it may elect not to make the Change of Control Offer described above.

The Second Lien PIK Notes Indenture contains customary events of default, including, among other things, (i) failure to make required payments; (ii) failure to comply with certain agreements or covenants; (iii) failure to pay certain other indebtedness; (iv) certain events of bankruptcy and insolvency; and (v) failure to pay certain judgments. An event of default under the Second Lien PIK Notes Indenture will allow either the Trustee or the holders of at least 25.0% in aggregate principal amount of the then-outstanding Second Lien PIK Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the Second Lien PIK Notes.

Pre-Petition Secured Debt

 On November 12, 2017, the Debtors filed the Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to the Petition Date, the Company had outstanding the 2017 Notes, Term Loan B, 2013 Revolving Credit Facility, SSCF and 2020 Notes (collectively, the “Pre-Petition Secured Debt”).

The filing of the Bankruptcy Petitions constituted an event of default with respect to the Pre-Petition Secured Debt. As a result, the corresponding Pre-Petition Debt became immediately due and payable and any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 proceedings.

On November 19, 2018, the Company emerged from the Chapter 11 proceedings, and repaid in full the 2013 Revolving Credit Facility and SSCF and issued common shares in satisfaction of the claims under the 2017 Notes, Term Loan B and 2020 Notes. As a result, the Pre-Petition Secured Debt is no longer outstanding.

Maturities of Long-Term Debt

Excluding net unamortized premium of $6.6 million, the aggregate maturities of our debt including the Second Lien PIK interest incurred through December 31, 2019 were as follows:

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

(in thousands)
Years ending December 31,
2020	$—
2021	—
2022	—
2023	750,000
2024	317,154
Total	$1,067,154

Note 8—Income Taxes

Pacific Drilling S.A., a holding company and Luxembourg resident, is subject to Luxembourg corporate income tax and municipal business tax at a combined rate of 24.9%  for the year ended December 31, 2019,  26.0%  for the year ended December 31, 2018, and 27.1% for the year ended December 31, 2017. Qualifying dividend income and capital gains on the sale of qualifying investments in subsidiaries are exempt from Luxembourg corporate income tax and municipal business tax. Consequently, the Company expects dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries to be exempt from Luxembourg corporate income tax and municipal business tax.

Under the Plan of Reorganization, the Term Loan B, 2020 Notes, and 2017 Notes were cancelled and extinguished in exchange for common shares of Pacific Drilling S.A., resulting in cancellation of debt income (“CODI”) for Pacific Drilling S.A. of $863.1 million as calculated under Luxembourg accounting and tax principles. Article 52 of Luxembourg Income Tax Law generally provides for an exemption from income tax for CODI that remains after the utilization of net operating losses. As part of the Plan of Reorganization, certain intercompany debt was extinguished, resulting in bad debt losses for Pacific Drilling S.A., which together with its available net operating losses, is sufficient to fully offset CODI of Pacific Drilling S.A. that resulted from the Plan of Reorganization.

Income taxes have been provided based on the laws and rates in effect in the countries in which our operations are conducted or in which our subsidiaries are considered residents for income tax purposes. Our income tax expense or benefit arises from our mix of pretax earnings or losses, respectively, in the international tax jurisdictions in which we operate. Because the countries in which we operate have different statutory tax rates and tax regimes with respect to one another, there is no expected relationship between the provision for income taxes and our income or loss before income taxes.

Loss before income taxes consists of the following:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Luxembourg	$(83,322)	$(9,738)	$(500,317)	$349
United States	(933)	3,558	(10,467)	1,301
Other jurisdictions	(459,794)	(28,073)	(1,646,401)	(513,953)
Loss before income taxes	$(544,049)	$(34,253)	$(2,157,185)	$(512,303)

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The components of income tax provision (benefit) consist of the following:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Current income tax expense (benefit):
Luxembourg	$1,906	$(292)	$866	$2,287
United States	1,323	90	641	3,202
Other foreign	404	(60)	288	(35)
Total current	$3,633	$(262)	$1,795	$5,454
Deferred tax expense (benefit):
Luxembourg	$7,914	$(6,454)	$(6,924)	$(321)
United States	(274)	15	1,902	6,145
Other foreign	1,143	(68)	919	1,585
Total deferred	$8,783	$(6,507)	$(4,103)	$7,409
Income tax expense (benefit)	$12,416	$(6,769)	$(2,308)	$12,863

A reconciliation between the Luxembourg statutory rate of 24.9% for the year ended December 31, 2019, 26.0% for the year ended December 31, 2018 and 27.1% for the year ended December 31, 2017 and our effective tax rate is as follows:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
Statutory rate	24.9%	26.0%	26.0%	27.1%
Effect of tax rates different from the Luxembourg statutory tax rate	(22.1)%	(25.3)%	(18.7)%	(19.2)%
Change in valuation allowance	(1.1)%	18.7%	(4.3)%	(8.0)%
Changes in unrecognized tax benefits	(0.2)%	(1.0)%	(0.2)%	(0.8)%
Equity based compensation shortfall	—%	—%	(0.1)%	(1.2)%
Change in enacted statutory tax rates	(3.9)%	—%	—%	(0.5)%
Adjustments related to prior years	0.1%	1.3%	—%	0.1%
Fresh start accounting	—%	—%	(2.6)%	—%
Effective tax rate	(2.3)%	19.7%	0.1%	(2.5)%

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The components of deferred tax assets and liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$550,119	$549,107
Depreciation and amortization	187,288	188,161
Accrued payroll expenses	3,073	2,307
Deferred revenue	981	42
Interest expense limitation carryforward	2,033	—
Other	336	307
Deferred tax assets	743,830	739,924
Less: valuation allowance	(733,047)	(701,727)
Total deferred tax assets	$10,783	$38,197

Deferred tax liabilities:
Depreciation and amortization	$—	$(22,134)
Deferred expenses	(2,433)	—
Other	(47)	(5)
Total deferred tax liabilities	$(2,480)	$(22,139)

Net deferred tax assets	$8,303	$16,058

As of December 31, 2019  and 2018, the Company had gross deferred tax assets of $550.1 million and $549.1 million, respectively, related to loss carry forwards in various worldwide tax jurisdictions. The majority of the loss carry forwards are in Luxembourg and have a related gross deferred tax asset of $501.6 million that expire starting in 2034. The remaining loss carry forwards have no expiration.

A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the valuation allowance for deferred tax assets was $733.0 million and $701.7 million, respectively.

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for taxes on these unremitted earnings. Should we make distributions from the unremitted earnings of these subsidiaries, we would be subject to taxes payable in certain jurisdictions. As of December 31, 2019, the amount of indefinitely reinvested earnings was approximately $22.2 million, and if all of these indefinitely reinvested earnings were distributed, we would be subject to estimated taxes of approximately $1.1 million.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. As of December 31, 2019, we had $43.5 million of unrecognized tax benefits which were included in other long-term liabilities on our consolidated balance sheets and would impact our consolidated effective tax rate if realized. To the extent we have income tax receivable balances available to utilize against amounts payable for unrecognized tax benefits, we have presented such receivable balances as a reduction to other long-term liabilities on our consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the Successor periods in 2019 and 2018 and for the Predecessor period in 2018 is as follows:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through
	December 31, 2019	December 31, 2018	November 19, 2018
(in thousands)
Balance, beginning of period	$42,457	$41,831	$38,860
Increases in unrecognized tax benefits as a result of tax positions taken during current year	1,028	626	2,971
Balance, end of period	$43,485	$42,457	$41,831

As of December 31, 2019 and 2018, we have no accrued interest and penalties related to uncertain tax positions on our balance sheet as such payments would not be required by law.

The Company is subject to taxation in various U.S., foreign, and state jurisdictions in which it conducts business. Tax years as early as 2011 remain subject to examination. As of December 31, 2019, the Company has ongoing tax audits in Nigeria and Brazil.

Note 9—Revenue from Contracts with Clients

Contract Assets and Liabilities

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. As of December 31, 2019 and 2018, there were no allowances for doubtful accounts.

Contract assets consist of demobilization revenue that we expect to receive and is recognized ratably throughout the contract term but invoiced upon completion of the demobilization activities. Once the demobilization revenue is invoiced, the corresponding contract asset is transferred to accounts receivable.

Contract liabilities include payments received for mobilization, contract preparation and capital upgrade activities, which are allocated to the overall performance obligation and recognized ratably over the initial term of the contract.

Contract assets and liabilities are netted at a contract level, such that deferred revenue for mobilization, contract preparation and capital upgrade (contract liabilities) is netted with any accrued demobilization revenue (contract asset) for each applicable contract. Any net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Deferred revenue, current,” respectively, and any net noncurrent contract asset and liability balances are included in “Other assets” and “Deferred revenue,” respectively, on our consolidated balance sheets.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The following table provides information about trade receivables, contract assets and contract liabilities:

	December 31,
	2019	2018
	(in thousands)
Trade receivables, net	$28,926	$40,144
Current contract liabilities (deferred revenue)	7,567	—

Significant changes in contract assets and contract liabilities for the year ended December 31, 2019 are as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance at December 31, 2018	$—	$—
Decrease due to amortization of deferred revenue	—	(1,931)
Increase due to billings related to client capital upgrades	—	9,511
Increase due to demobilization revenue recognized	13	—
Transfers between balances	(13)	(13)
Balance at December 31, 2019	$—	$7,567

Contract Fulfillment Costs

As of December 31, 2019 and 2018, contract fulfillment costs were $14.9 million and $0.4 million, respectively, and reported in “Deferred costs, current” on our consolidated balance sheets. During the Successor periods in 2019 and 2018 and the Predecessor period in 2018, amortization of such costs was $0.8 million, $0.1 million and $7.5 million, respectively.

Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for capital upgrades for a contract are capitalized as property and equipment and depreciated over the estimated useful life of the asset.

Future Amortization of Contract Liabilities

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of December 31, 2019:

	For the years ending December 31,
	2020	2021	2022 and thereafter	Total
	(in thousands)
Amortization of contract liabilities	$7,580	$—	$—	$7,580

The expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract as of December 31, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the optional exemption in Topic 606 and have not disclosed the variable consideration related to our estimated future dayrate revenue.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Note 10—Leases

Our leasing activities primarily consist of operating leases for corporate offices, regional shorebase offices and office equipment. The components and other information related to leases are as follows:

Year Ended
December 31, 2019
(in thousands)
Lease Expense
Operating lease cost	$6,690

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,445
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,935

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We account for lease and non‑lease components of our operating leases as a single component except for agreements with our integrated services subcontractors, which we account for the components separately. During the Successor period in 2018 and the Predecessor periods in 2018 and 2017, operating lease costs were $0.3 million, $14.7 million and $6.5 million respectively.

December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.8

Weighted Average Discount Rate
Operating leases	8.1%

Future minimum lease payments for our leases as of December 31, 2019 and a reconciliation to lease liabilities recorded on our condensed consolidated balance sheet are as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2020	$1,472
2021	1,499
2022	1,525
2023	1,552
2024	1,179
Total future minimum lease payments	7,227
Less imputed interest	(1,220)
Total	$6,007

Reported as of December 31, 2019
Accrued expenses	$1,033
Other long-term liabilities	4,974
Total lease liabilities	$6,007

Note 11—Shareholders’ Equity

In accordance with the Plan of Reorganization, effective November 19, 2018, by shareholder approval at an Extraordinary General Meeting, the Company effectuated, among other things, the 1-for-10,000 Reverse Stock Split of its existing common shares. On the effective date of the Reverse Stock Split, the Company’s shareholders received one

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

new common share for every 10,000 common shares they owned. No fractional shares were issued in connection with the Reverse Stock Split; instead, holders of fractional shares were paid in cash, which amount was not material in the aggregate.

In addition, at an Extraordinary General Meeting, the Company’s shareholders approved the increase in the Company’s share capital to $825,000, or 82.5 million shares, of which approximately 75.0 million shares were issued and are outstanding in connection with emergence and the remaining approximately 7.5 million authorized shares were issued to Pacific Drilling Administrators Limited and reserved for issuance pursuant to the 2018 Stock Plan.

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period.  We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any specific number or dollar value of our common shares under the program. During the year ended December 31, 2019, we repurchased a total of 44,710 of our common shares on the open market at an aggregate cost of $0.7 million. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired.

As of December 31, 2019, the Company’s share capital consisted of 82.5 million common shares authorized, $0.01 par value per share, of which 75.0 million common shares were issued and outstanding.

Note 12—Share-Based Compensation

We recorded share-based compensation expense and related tax benefit within our consolidated statements of operations as follows:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands)
Operating expenses	$1,460	$—	$177	$416
General and administrative expenses	5,611	599	2,366	6,403
Share-based compensation expense	7,071	599	2,543	6,819
Tax benefit (a)	(1,098)	(126)	—	(1,147)
Total	$5,973	$473	$2,543	$5,672

(a)

The effects of tax benefits from share-based compensation expense are included within income tax expense in our consolidated statements of operations. As a result of the cancellation of all equity and equity-based awards granted under the Pacific Drilling S.A. 2011 Omnibus Stock Incentive Plan (the “2011 Stock Plan”),  there was no tax benefit from share-based compensation expense during the Predecessor period in 2018.

On November 28, 2018, the board of directors approved the 2018 Stock Plan pursuant to which the Company may issue up to 7.5 million common shares to 2018 Stock Plan participants using various types of stock-based incentive awards, including stock options, restricted shares, restricted share units and other equity-based awards. The compensation committee of the board of directors determines, subject to board approval, the terms and conditions of equity awards made to participants under the 2018 Stock Plan.

Prior to the adoption of the 2018 Stock Plan, the  2011 Stock Plan provided for the grant of equity-based or equity-related awards to directors, officers, employees and consultants. In connection with our emergence from bankruptcy on November 19, 2018, all equity and equity-based awards granted under the 2011 Stock Plan were cancelled and are no longer outstanding.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Time-Based Restricted Share Units (“RSUs”)

Pursuant to the 2018 Stock Plan, in December 2018, the board of directors granted an aggregate of 0.3 million time-based RSUs to our Chairman of the Board, our Chief Executive Officer and our two other Class A directors. The fair value of time-based RSUs is determined using the market value of our shares on the date of grant. These time-based RSUs vest over periods ranging from two to four years from the grant date.

During the year ended December 31, 2019, the board of directors approved the issuance of 1.0 million time-based RSUs to certain members of senior management and employees. The RSUs generally vest in equal annual installments over three years, starting on January 1, 2020.

A summary of time-based RSU activity for the year ended December 31, 2019 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
	(in thousands)	(per share)
Nonvested — January 1, 2019	290	$13.00
Granted	1,044	14.50
Vested	(35)	13.93
Cancelled or forfeited	(76)	14.70
Nonvested — December 31, 2019	1,223	$14.15

The total grant-date fair value of the time-based RSUs vested was $0,  $2.0 million and $5.2 million for the Successor period in 2018 and the Predecessor periods in 2018 and 2017, respectively.

As of December 31, 2019, total compensation costs related to nonvested time-based RSUs not yet recognized was $13.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

Performance-Based Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”)

Pursuant to the 2018 Stock Plan, in December 2018, the board of directors granted an aggregate of 0.3 million performance-based RSUs to our Chairman of the Board and our Chief Executive Officer. The performance-based RSUs vest only upon a change of control based on an internal rate of return calculation on such date, and do not meet the threshold for expense recognition under GAAP until they vest.

During the year ended December 31, 2019, the board of directors approved the issuance of 0.4 million PSUs to certain members of our senior management. The PSUs are subject to achievement of a relative total shareholder return performance goal as compared to a specified peer group. These PSUs vest on December 31, 2021 and the number of shares issued on that date, if any, is dependent upon the level of achievement of the performance goal. To measure the fair value of the PSUs, we used a Monte Carlo simulation model. The fair value of the PSUs is amortized on a straight-line basis to expense over the vesting period. During the year ended December 31, 2019, the fair value of the PSUs granted was calculated using the following weighted-average assumptions:

2019
PSUs
Expected volatility	49.0%
Expected dividends	—
Risk-free interest rate	2.3%

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

A summary of PSU activity for the year ended December 31, 2019 is as follows:

	Number of Performance Share Units	Weighted-Average Grant-Date Fair Value
	(in thousands)	(per share)
Nonvested — January 1, 2019	—	$—
Granted	375	15.43
Vested	—	—
Cancelled or forfeited	—	—
Nonvested — December 31, 2019	375	$15.43

As of December 31, 2019, total compensation costs related to nonvested PSUs not yet recognized were $4.2 million and are expected to be recognized over a weighted average period of 2.0 years.

Stock Bonus Awards

In December 2018, our board of directors approved the issuance of an aggregate of 39,614 common shares to 269 participants as stock bonus awards under the 2018 Stock Plan, of which 8,061 shares were withheld for the payment of taxes resulting in a net issuance of 31,553 common shares.

Note 13—Earnings per Share

The following reflects the income and the share data used in the basic and diluted EPS computations:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
(in thousands, except per share information)
Numerator:
Net loss, basic and diluted	$(556,465)	$(27,484)	$(2,154,877)	$(525,166)
Denominator:
Weighted-average shares outstanding, basic	75,011	75,010	21,359	21,315
Weighted-average shares outstanding, diluted	75,011	75,010	21,359	21,315
Loss per share:
Basic	$(7.42)	$(0.37)	$(100.89)	$(24.64)
Diluted	$(7.42)	$(0.37)	$(100.89)	$(24.64)

The following table presents the share effects of share-based compensation awards that were excluded from our computations of diluted EPS as their effect would have been anti-dilutive for the periods presented:

	Successor		Predecessor
		Period From	Period From
	Year Ended	November 20, 2018	January 1, 2018	Year Ended
	December 31,	through	through	December 31,
	2019	December 31, 2018	November 19, 2018	2017
(in thousands)
Share-based compensation awards	797	161	314	349

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Note 14—Derivatives

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have entered into a variety of derivative financial instruments in connection with the management of our exposure to fluctuations in interest rates and foreign exchange rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting.

In 2013, we entered into an interest rate swap as a cash flow hedge against future fluctuations in LIBOR with a notional value of $712.5 million. The interest rate swap did not amortize and had a scheduled maturity on December 3, 2017. On a quarterly basis, we paid a fixed rate of 1.56% and received the maximum of 1% or three-month LIBOR. As of September 30, 2017, we discontinued hedge accounting of the interest rate swap. The interest rate swap was terminated shortly after the Petition Date.

In 2013, we also entered into an interest rate swap as a cash flow hedge against future fluctuations in LIBOR with a notional value of $400.0 million. The interest rate swap did not amortize and had a scheduled maturity on July 1, 2018. On a quarterly basis, we paid a fixed rate of 1.66% and received three-month LIBOR. As of the Petition Date, we discontinued hedge accounting of the interest rate swap. The interest rate swap was terminated shortly after the Petition Date.

We had no outstanding derivatives as of December 31, 2019 and 2018.

The following table summarizes the cash flow hedge gains and losses:

	Gain (Loss) Recognized in Other Comprehensive Income (“OCI”)				Loss Reclassified from Accumulated OCI into Income
	Successor		Predecessor		Successor		Predecessor
		Period From	Period From			Period From	Period From
		November 20, 2018	January 1, 2018			November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended	Year Ended	through	through	Year Ended
Derivatives in Cash Flow	December 31,	December 31,	November 19,	December 31,	December 31,	December 31,	November 19,	December 31,
Hedging Relationships	2019	2018	2018	2017	2019	2018	2018	2017
(in thousands)
Interest rate swaps	$—	$—	$643	$4,700	$—	$—	$643	$5,265

For the Predecessor period ended November 19, 2018 and the year ended December 31, 2017, we reclassified $0 and $4.5 million to interest expense and $0.6 million and $0.8 million to depreciation from accumulated other comprehensive loss, respectively.

Note 15—Fair Value Measurements

We estimated fair value by using appropriate valuation methodologies and information available to management as of December 31, 2019 and 2018. Considerable judgment is required in developing these estimates, and accordingly, estimated values may differ from actual results.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, other receivable, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. The following table presents the carrying value and estimated fair value of our cash and cash equivalents and debt:

	December 31,
	2019		2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in thousands)
Cash and cash equivalents	$278,620	$278,620	$367,577	$367,577
First Lien Notes	747,910	682,500	747,400	714,953
Second Lien PIK Notes	325,824	183,949	291,935	285,548

Our cash equivalents are primarily invested in money market instruments with original maturities of three months or less. We estimate the fair values of our debt using quoted market prices to the extent available and significant other observable inputs, which represent Level 2 fair value measurements.

Note 16—Commitments and Contingencies

Commitments—As of December 31, 2019, we had no material commitments.

Bank Guarantee—As of December 31, 2019, we were contingently liable under a  certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Contingencies—It is to be expected that we will routinely be involved in litigation and disputes arising in the ordinary course of our business.

In January 2013, the Zonda Debtors entered into, and/or guaranteed the Construction Contract with SHI for the construction of the Pacific Zonda, with a purchase price of approximately $517.5 million and original delivery date of March 31, 2015. On October 29, 2015, the Zonda Debtors exercised their right to rescind the Construction Contract due to SHI’s failure to timely deliver the drillship in accordance with the contractual specifications. The carrying value of the newbuild at the date of rescission was $315.7 million, consisting of (i) advance payments in the aggregate of $181.1 million paid by the Zonda Debtors to SHI, (ii) purchased equipment, (iii) internally capitalized construction costs and (iv) capitalized interest. SHI rejected the rescission, and on November 25, 2015, formally commenced an arbitration proceeding against the Zonda Debtors in London under the Arbitration Act 1996 before a tribunal of three arbitrators (as specified in the Construction Contract) (the “Tribunal”). SHI claims that the Zonda Debtors wrongfully rejected their tendered delivery of the drillship and seeks the final installment of the purchase price under the Construction Contract. On November 30, 2015, the Zonda Debtors made demand under the third-party refund guarantee accompanying the Construction Contract for the amount of the advance payments made under the Construction Contract, plus interest. Any payment under the refund guarantee is suspended until an award in the Zonda Debtors’  favor under the arbitration is obtained. In addition to seeking repayment of the advance payments made under the Construction Contract, the Zonda Debtors made a counterclaim for the return of their purchased equipment, or the value of such equipment, and damages for wasted expenditures. The Zonda Debtors owned $75.0 million in purchased equipment for the Pacific Zonda, a majority of which remained on board the Pacific Zonda. As part of our “first day” relief in the Chapter 11 proceedings, the Bankruptcy Court granted us a modification of the automatic stay provisions of the Bankruptcy Code to allow us to proceed with this arbitration.

An evidentiary hearing was held in London before the Tribunal from February 5 through March 2, 2018. Written closing submissions and short replies to such submissions were filed with the Tribunal in May 2018. Oral closing submissions were heard by the Tribunal in early August 2018.

In our bankruptcy proceedings, SHI has asserted claims against the Zonda Debtors, secured by the Pacific Zonda, for approximately $387.4 million, for the remaining unpaid purchase price, interest and costs. The Zonda Debtors filed the Zonda Plan which was confirmed by order of the Bankruptcy Court on January 30, 2019 and are not Debtors under the Plan of Reorganization. On the date the Zonda Plan was confirmed, the Zonda Debtors had $4.6 million in cash and

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

no other material assets after accounting for post-petition administrative expenses (other than the value of their claims against SHI) for SHI to recover against on account of its claims.

On November 19, 2018, the Debtors emerged from bankruptcy after successfully completing their reorganization pursuant to the Plan of Reorganization. As of that date, we deconsolidated the Zonda Debtors, which filed a separate plan of reorganization and are not Debtors under the Plan of Reorganization. See Note 3. As a result of adopting Fresh Start Accounting, we estimated the receivable related to the Zonda Arbitration at $204.7 million, included within receivable from unconsolidated subsidiaries on our consolidated balance sheet as of December 31, 2018.

On January 15, 2020, the Tribunal awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors.  The award does not include approximately $100 million in interest and costs sought by SHI, on which the Tribunal reserved making a decision to a later date. On February 11, 2020, the Zonda Debtors filed an application with the High Court in London seeking permission to appeal the Tribunal’s award.  There can be no assurance that the Zonda Debtors will receive permission to appeal, or that if such permission is granted, that any such appeal will be successful in reversing the Tribunal’s award.

If the Zonda Debtors are successful in their appeal of the Tribunal’s award,  the Zonda Debtors will emerge from bankruptcy pursuant to the terms of the Zonda Plan. If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan.

As a result of the Tribunal’s decision, we have eliminated our investment and net receivable balances related to the Zonda Debtors as of December 31, 2019. We recognized a loss of $216.7 million, recorded in loss from unconsolidated subsidiaries, due to the write-off of the $204.7 million receivable related to the Zonda Arbitration and other asset balances associated with the Zonda Debtors. As of December 31, 2019, we had no cost basis in our investment in the Zonda Debtors and discontinued the equity method of accounting.

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the Plan of Reorganization and emerged from bankruptcy, SHI filed with the Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million. We have filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the Bankruptcy Court. In addition, we believe SHI has no basis for a claim against Pacific Drilling S.A. because, among other things, Pacific Drilling S.A. was not a party to the Construction Contract nor the guaranty.

Note 17—Concentrations of Credit and Market Risk

Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents, restricted cash and accounts receivable. At times, cash equivalents and restricted cash may be in excess of FDIC insurance limits.

With regard to accounts receivable, we have an exposure from our concentration of clients within the oil and natural gas industry. This industry concentration has the potential to impact our exposure to credit and market risks as our clients could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration has been largely offset by the creditworthiness of our client base and receipt of advanced payments before providing services to certain clients.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

During the years ended December 31, 2019, 2018 and 2017, the percentage of revenues earned from our clients was as follows:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
Chevron	70.8%	82.1%	84.0%	81.6%
Eni	16.1%	17.9%	—%	—%
Petronas	3.3%	—%	14.2%	1.0%
Total	8.0%	—%	—%	0.1%
Other	1.8%	—%	1.8%	17.3%

Note 18—Segments and Geographic Areas

Our drillships are part of a single, global market for contract drilling services and can be redeployed globally in response to changing demands. We consider the operations of each of our drillships to be an operating segment. We evaluate the financial performance of each of our drillships and our overall fleet based on several factors, including revenues from clients and operating profit. The consolidation of our operating segments into one reportable segment is attributable to how we manage our fleet, including the nature of our services provided, type of clients we serve and the ability of our drillships to operate in a single, global market. The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. See Note 2.

As of December 31, 2019, the Pacific Bora was mobilizing to Oman, the Pacific Santa Ana was located offshore Mauritania, and the Pacific Sharav and the Pacific Khamsin were located offshore the United States. As of December 31, 2019, the Pacific Scirocco, the Pacific Mistral and the Pacific Meltem were anchored at Las Palmas.

During the years ended December 31, 2019, 2018 and 2017, the percentage of revenues earned by geographic area, based on drilling location, is as follows:

	Successor		Predecessor
		Period From	Period From
		November 20, 2018	January 1, 2018
	Year Ended	through	through	Year Ended
	December 31, 2019	December 31, 2018	November 19, 2018	December 31, 2017
United States	72.5%	82.1%	84.0%	81.6%
Nigeria	16.1%	17.9%	1.8%	11.2%
Other	11.4%	—%	14.2%	7.2%

Note 19—Variable Interest Entities

The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows:

	December 31,
	2019	2018
	(in thousands)
Assets	$350	$2,381
Liabilities	(528)	(1,037)
Net carrying amount	$(178)	$1,344

PIDWAL is a joint venture formed to provide drilling services in Nigeria. PIDWAL has a 50.1% ownership interest in two of our rig holding subsidiaries, Pacific Bora Ltd. and Pacific Scirocco Ltd., and we own 49.9% of such entities through our wholly-owned subsidiary Pacific Drilling Limited (“PDL”).  PIDWAL’s interest in the rig holding

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

subsidiaries is held through a holding company, Pacific Drillship Nigeria Limited (“PDNL”), of which it owns 99.9%, and PDL owns the remaining 0.1%. We determined that each of these companies met the criteria of a variable interest entity for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we were the primary beneficiary for accounting purposes since (a) for PIDWAL, we had the power to direct the day-to-day management and operations of the entity, and for PDNL we had the power to secure and direct its equity investment, which are the activities that most significantly impact each entity’s economic performance, and (b) we had the obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the variable interest entities. As a result, we consolidate PIDWAL and PDNL in our consolidated financial statements.

During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, we provided financial support to PIDWAL to enable it to operate as a going concern by funding its working capital via intercompany loans and payables.

During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, we provided financial support to PDNL to fund its equity investment in our rig-owning entities operating in Nigeria via intercompany loans. Both the equity investment and intercompany loans of PDNL are eliminated upon consolidation.

Note 20—Retirement Plans

We sponsor a defined contribution retirement plan covering substantially all U.S. employees and an international savings plan covering international employees. During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, our total employer contributions to both plans amounted to $2.7 million, $0.3 million, $2.3 million and $2.8 million, respectively.

Note 21—Supplemental Cash Flow Information

During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, we paid $63.7 million,  $0,  $97.2 million and $120.8 million of interest, respectively. During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, we paid income taxes of $6.4 million, $0.2 million, $3.9 million and $4.9 million, respectively.

During the Successor periods in 2019 and 2018 and Predecessor period in 2018, we paid $4.5 million, $36.0 million and $56.0 million in reorganization items, respectively.

During the Predecessor period in 2018, the following non-cash financing activities occurred:

•

We converted $1.2 billion of liabilities subject to compromise into equity when holders of the Company’s Term Loan B, 2017 Notes and 2020 Notes received an aggregate of 24,416,442 common shares in exchange for their claims.

•

We issued approximately $23.6 million aggregate principal amount of Second Lien PIK Notes as a commitment fee to the Ad Hoc Group for their agreement to backstop the issuance of the Second Lien PIK Notes.

•	We issued an aggregate of 2,566,056 common shares as a fee to the Ad Hoc Group for their agreement to backstop the equity rights offering.
•	We incurred approximately $14.6 million in debt and equity financing costs that were unpaid as of November 19, 2018.

Within our consolidated statements of cash flows, capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude accrued capital expenditures, which are capital expenditures that were accrued but unpaid. During the Successor periods in 2019 and 2018 and the Predecessor periods in 2018 and 2017, changes in accrued capital expenditures were $0.5 million, $4.3 million, $1.1 million and $(18.5) million, respectively.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Note 22—Related Party Transactions

We have determined that Abrams Capital Management, L.P., Avenue Capital Management II, L.P., Strategic Value Partners, LLC and certain of their affiliates (the “Principal Shareholders”) meet the definition of related parties under U.S. GAAP. As of December 31, 2019 and 2018,  the Principal Shareholders held $59.8 million and $36.1 million of our Second Lien PIK Notes, respectively.

During the Predecessor period in 2018 and 2017, the following related party transactions occurred:

Pursuant to the Global Settlement entered into in August 2018 with QP, and as approved by the Bankruptcy Court, the Company agreed to reimburse QP up to $13.0 million for fees and out-of-pocket expenses incurred in connection with the Debtors’ Chapter 11 proceedings, of which $12.0 million was recorded in reorganization items in our consolidated statements of operations.

In September 2018, QP purchased $20.0 million in principal amount of our Second Lien PIK Notes in our offering of such notes.

During 2018, we paid QP an aggregate of $0.7 million in director fees for services provided by directors affiliated with QP.

In August 2017, we executed an agreement with QP for the reimbursement or payment of certain legal and advisory fees incurred by QP and related to its participation in the negotiation of our debt restructuring. During the year ended December 31, 2017, we incurred fees of $3.2 million under such agreement. This agreement expired by its terms upon our filing of the Bankruptcy Petitions.

Note 23—Subsequent Events

Zonda Arbitration.

On January 15, 2020, the Tribunal awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors. See Note 16.

Revolving Credit Facility.

On February 7, 2020, the Company, as borrower, Angelo, Gordon Energy Servicer, LLC (“Angelo Gordon”), as administrative agent and the lenders party thereto, entered into a revolving credit agreement that provides a $50.0 million first lien superpriority revolving credit facility (the “Revolving Credit Facility”). As of March 6, 2020, no amounts were drawn on the facility.

All borrowings under the Revolving Credit Facility are expected to be incurred at the Company level. The Revolving Credit Facility will mature on April 1, 2023.

New borrowings may be limited if, at the time of such borrowing, the ratio of (i) the sum of (a) eligible accounts receivable and (b) unrestricted cash to (ii) total commitments is less than 1.3 to 1 or if the effective availability period has not been extended beyond August 7, 2021 pursuant to a scheduled redetermination by the administrative agent.

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the subsidiaries that guaranty the Company’s First Lien Notes and Second Lien PIK Notes.

The Revolving Credit Facility is secured by a sole first-priority lien on the Company’s and the guarantors’ accounts receivable and a shared first-priority lien (with holders of the First Lien Notes), on all assets serving as collateral under such First Lien Notes, with a superpriority right to repayment ahead of other first lien holders in an enforcement action.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—Continued

Borrowings under the Revolving Credit Facility will be used to finance working capital and capital expenditure needs of the Company and its subsidiaries.

Borrowings under the Revolving Credit Facility will bear interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, payable quarterly.  The Company will pay a quarterly commitment fee at a 1.5% annual rate for unused commitments.

The Company may voluntarily prepay amounts outstanding under the Revolving Credit Facility, in whole or in part, without premium or penalty (except as described below) in minimum amounts of $5.0 million.

The Company will be required to pay a “prepayment premium” in connection with prepayments resulting in commitment reductions or commitment termination and termination of the Revolving Credit Facility equal to a percentage of the principal amount of such commitments reduced or terminated (the “Yield Maintenance Amount”):

• During the first 12 months following the closing date – 2.0%; and

• During months 13-24 following the closing date – 1.0%.

The Company will be required to prepay amounts borrowed under the Revolving Credit Facility with any net proceeds from asset sales or insurance proceeds, and permanently reduce commitments in a corresponding amount, in the event the Vessel Fleet Value is less than $500.0 million. The “Vessel Fleet Value” means, at any time of determination, the lesser of (a) the net book value of the vessels described as Collateral Vessels under the Revolving Credit Facility at such time or (b) the fair market value of the vessels described as Collateral Vessels under the Revolving Credit Facility pursuant to the most recent appraisal (using the lowest value in the range if a range is provided in such appraisal).

The Revolving Credit Facility contains covenants substantially similar to those set forth in the indenture governing the First Lien Notes except that certain provisions related to (i) the ability to make restricted payments and permitted investments, (ii) the permitted application of net proceeds from asset sales and (iii) the ability to incur additional indebtedness are subject to additional restrictions if the Vessel Fleet Value is less than $500.0 million.

In addition, the Revolving Credit Facility contains customary events of default, including among other things, (i) failure to make required payments; (ii) failure to comply with certain agreements or covenants; (iii) failure to pay certain other indebtedness; (iv) the occurrence of a Change of Control; (v) certain events of bankruptcy and insolvency; and (vi) failure to pay certain judgments. Upon an event of default, the lenders party to the Revolving Credit Facility are entitled, subject to certain limitations, to declare any obligations of the Company or its subsidiaries to the lenders immediately due and payable and to take all actions permitted to be taken by a secured creditor.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and have been accumulated and communicated to our management, including executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified.

There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of our board of directors. Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Public Accounting Firm” included in Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Articles of Association (“Articles”) provide that all powers not expressly reserved to the shareholders by law or the Articles fall within the competence of the Board of Directors (the “Board”), which has full power to carry out and approve all acts and operations consistent with the Company’s corporate object as set forth in the Articles. The total number of directors constituting our Board is seven. The Board is currently divided into two classes, designated Class A (composed of four directors) and Class B (composed of three directors). Both Class A and B directors are elected to terms of one year in length, except that our Class B directors were appointed to serve an initial two-year term following November 19, 2018, the Plan of Reorganization Effective Date, and ending at the 2020 annual general meeting of the shareholders of the Company. Commencing with our 2020 annual general meeting, each of the Class A directors and Class B directors will be elected to serve one-year terms. Members of our Board are elected by simple majority of the votes validly cast at any general meeting of shareholders and have one vote each at all meetings of the Board.

The Company has entered into a Governance Agreement dated as of November 19, 2018 with certain holders of its shares, defined therein as the Avenue Parties, the SVP Parties, and the Other Lenders. Pursuant to the Governance Agreement, until the Nomination Termination Time (as defined in the Governance Agreement), the Avenue Parties have the right to nominate one Class B director, the SVP Parties have the right to nominate one Class B director and the Other Lenders have the right to nominate one Class B director. Each of such parties also has the right to fill a vacancy with respect to its Class B Director nominee. As defined in the Governance Agreement, the “Nomination Termination Time” means the first such time that it becomes known to the Company that any of (i) the Avenue Parties (collectively and in the aggregate with each other), (ii) the SVP Parties (collectively and in the aggregate with each other) or (iii) the Other Lenders (collectively and in the aggregate with each other), hold, beneficially or of record, and have the power to vote or direct the voting of, 10% or less of the then issued and outstanding shares of the Company. For additional information regarding the Governance Agreement, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

As defined in the Governance Agreement, the Other Lenders are the Abrams Parties (certain holders related to Abrams Capital Management, L.P.), Fidelity Parties (certain holders related to FMR LLC), Highbridge Parties (certain parties related to Highbridge Capital Management, LLC) and Whitebox Parties (certain parties related to Whitebox Advisors LLC).   The Class B director nominee of the Other Lenders is determined by the plurality of the voting power of the respective shares of the Company held, beneficially or of record, by the Other Lenders.  As of March 6, 2020, based on information provided to the Company by each of such Other Lenders, the Abrams Parties held 7,414,537 shares, the Fidelity Parties held 5,420,912 shares, the Highbridge Parties held 3,125,587 shares and the Whitebox Parties held 4,311,334 shares.

From and after the Nomination Termination Time, the Board will cease to be classified and each director then in office previously designated as a Class A director or Class B director will remain in office as a director until his or her term expires or until his or her earlier death, resignation or removal by the shareholders. Any director may be removed with or without cause by a simple majority vote at any general meeting of shareholders. If the office of a director becomes vacant, our Articles provide that the other directors, acting by a simple majority, may fill the vacancy on a provisional basis until a new director is appointed at the next general meeting of shareholders.

Pursuant to the Plan of Reorganization, as of November 19, 2018, W. Matt Ralls (Chairman), Bernie G. Wolford Jr. and David Weinstein joined our Board as Class A directors, and Daniel Han, Donald Platner, and Kiran Ramineni joined our Board as Class B directors. Pursuant to the Governance Agreement, Mr. Ramineni was nominated for election as a Class B director by the Avenue Parties, Mr. Han was nominated for election as a Class B director by the SVP Parties, and Mr. Platner was nominated for election as a Class B director by the Other Lenders. Messrs. Ralls, Ramineni, Han and Platner were elected as directors at an extraordinary general meeting of shareholders on November 19, 2018. Messrs. Wolford and Weinstein were appointed by our Board on November 19, 2018 to fill vacancies.  John V. Simon was appointed by our Board as a Class A director as of December 14, 2018 to fill the remaining vacancy on our Board. At our 2019 annual general meeting, our shareholders (i) confirmed the appointments of Messrs. Simon, Weinstein and Wolford to fill vacancies, and (ii) re-appointed Messrs. Ralls, Simon, Weinstein and Wolford to our Board for a term ending at the 2020 annual general meeting.

On November 21, 2019, Daniel Han tendered his resignation as a Class B director, and, pursuant to the Governance Agreement, the SVP Parties nominated Edward H. Burdick to fill the vacancy created by Mr. Han’s resignation.  On November 21, 2019, the Board appointed Mr. Burdick to fill the vacancy on the Board created by Mr. Han’s resignation and to serve as a Class B director for the remainder of Mr. Han’s term of office, ending at the Company’s 2020 annual general meeting.   On February 13, 2020, Mr. Burdick tendered his resignation as a Class B director with effect as of February 18, 2020, and, pursuant to the Governance Agreement, the SVP Parties nominated Bouk van Geloven to fill the vacancy resulting from Mr. Burdick’s resignation.  On February 18, 2020, the Board appointed Mr. van Geloven to fill the vacancy on the Board resulting from Mr. Burdick’s resignation and to serve as a Class B director for the remainder of Mr. Burdick’s term of office, ending at the Company’s 2020 annual general meeting.

The Board is authorized to delegate the day-to-day management, and the power to represent the Company in this respect, to one or more directors, officers, managers or other agents, whether shareholders or not, acting either individually or jointly, provided that, prior to the Nomination Termination Time any appointment, delegation or power-of-attorney granted in respect of any Acquisition Proposal Matters (as defined in our Articles), or any revocation of the foregoing, shall only be effective if a Class B Majority (as defined below) votes in favor of such appointment, delegation or power-of-attorney, or revocation of the foregoing, as the case may be.

Pursuant to our Articles and the Governance Agreement, prior to the Nomination Termination Time, any two Class B directors acting in their capacities as such (a “Class B Majority”) have broad authority to act on the Company’s behalf in connection with any Acquisition Proposal or Acquisition (as such terms are defined in the Articles), including but not limited to the authority to solicit prospective Acquisition Proposals, to retain, at the Company’s expense such consultants, legal counsel and other advisors as a Class B Majority may from time to time deem appropriate to assist the Class B directors in the performance of their duties with respect to Acquisition Proposals, and subject to specified conditions, to execute and deliver on behalf of the Company definitive documentation providing for the consummation of an Acquisition.

 Under Luxembourg law, one or more shareholders together holding at least 10% of our subscribed capital may require that one or more items appropriate for consideration by our shareholders be put on the agenda of any general meeting of shareholders. Notice of such agenda item or items must be sent to our registered office by registered mail at least five days prior to the date of the meeting.

There are no family relationships between any director or executive officer, and other than pursuant to the Governance Agreement, there are no arrangements or understandings between any of the directors and any other person pursuant to which he was or is to be selected as a director.  For additional information, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Pacific Drilling’s Board consists of the following seven members:

Name	Age	Position
W. Matt Ralls	70	Chairman of the Board and Class A Director
Bouk van Geloven	33	Class B Director
Donald Platner	35	Class B Director
Kiran Ramineni	40	Class B Director
John V. Simon	66	Class A Director
David Weinstein	60	Class A Director
Bernie G. Wolford Jr.	60	Chief Executive Officer and Class A Director

Certain biographical information regarding the directors is summarized below.

W. Matt Ralls. Mr. Ralls joined our Board on November 19, 2018 and serves as Chairman of the Board and of the Nominating and Corporate Governance Committee, and as a member of the Audit and Compensation Committees. Mr. Ralls served as President of the Rowan Companies from January 2009 to March 2013, as Chief Executive Officer from January 2009 to April 2014, as a director from 2009 and as Executive Chairman of the Board from April 2014 until his retirement from the company in April 2016. He served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation from June 2005 until November 2007 and as Senior Vice President and Chief Financial

Officer of that company from 2001 to 2005. Mr. Ralls has held various other management and financial roles with other oil drilling and production companies. Mr. Ralls also serves as a director of Superior Energy Services, Inc. (where he serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee), Cabot Oil and Gas Corporation (where he serves as Chairman of the Corporate Governance and Nominating Committee and as a member of the Compensation Committee) and NCS Multistage Holdings, Inc. (where he serves on the Audit Committee and the Compensation, Nominating and Governance Committee).

Bouk van Geloven.  Mr. van Geloven joined our Board on February 18, 2020 to fill the vacancy created by the resignation of Mr. Burdick.  Mr. van Geloven joined SVP in November 2014 and is currently a Director of the European investment team at SVPGlobal with a focus on Infrastructure, Packaging, Industrials, Financials and Oil & Gas. From 2011 to 2014, Mr. van Geloven was an associate at J.P. Morgan Cazenove in their Strategic M&A Advisory and Equity and Debt Financing team where he performed complex valuation analysis, credit analysis and ratings advisory on multiple debt financing transactions. Mr. van Geloven received a BS in Econometrics from Vrije Universiteit in Amsterdam in 2008 and two Master of Science degrees; one in Econometrics and the other in Quantitative Finance in 2010. He currently serves on the Boards of Klöckner Pentaplast and Dolphin Drilling Holdings Ltd.

Donald Platner. Mr. Platner joined our Board on November 19, 2018. Mr. Platner is an Investment Analyst at Abrams Capital, which he joined in 2013. Prior to joining Abrams Capital, he was at Goldman, Sachs & Co. from 2006 to 2013, where he was a vice president in the Americas Special Situations Group. At Goldman Sachs, he was responsible for investments in both the public and private markets, primarily in the energy and industrials sectors. He previously served as a director of Louis Berger Group (where he served as Chairman of the Compensation Committee and as a member of the Audit Committee). He also previously served as a director of Opal Resources LLC.

Kiran Ramineni. Mr. Ramineni joined our Board on November 19, 2018. Mr. Ramineni joined Avenue Capital Group as a Vice President in 2014 and was appointed as Senior Vice President in January 2019.  He is responsible for identifying, analyzing and modeling investment opportunities for Avenue’s U.S. Strategy, with a focus on energy and utility investments. Prior to joining Avenue Capital Group, Mr. Ramineni was a Senior Vice President of strategy and finance at U.S. Power Generating Company from 2007 to 2014. Previously, Mr. Ramineni worked for Hold Brothers Capital as an Equity Trader. Prior to that, he was an Equity Trader at AJ Capital.

John V. Simon. Mr. Simon joined our Board on December 14, 2018 and serves as Chairman of our Compensation Committee and as a member of our Audit and Nominating and Corporate Governance Committees. Mr. Simon has over 40 years of experience in the oil and gas industry, specializing in engineering, project management and leadership roles in the U.S. and internationally. From 2013 to 2016 he served as Chief Executive Officer of Bennu Oil and Gas, a company formed to acquire ATP Oil & Gas Corp.’s Gulf of Mexico assets out of bankruptcy. Prior to Bennu, Mr. Simon served in a series of increasingly senior roles at Hess Corporation, most recently as SVP, Global E&P Services (2010-2013) and SVP, Production, Americas and Africa (2007-2010). Mr. Simon began his career as an engineer with Tenneco Oil Co., where he spent 12 years in a variety of engineering roles. Mr. Simon also serves as Chairman of the board of directors of Nine Point Energy, a private exploration and production company focused on best-in-class development, operation and acquisition of oil and gas assets within the Williston Basin, where he serves as Risk Committee Chair and on the Audit and Nominating and Corporate Governance Committees. Mr. Simon was a director of Ocean Rig UDW Inc. from November 2017 until its acquisition on December 5, 2018 by Transocean Ltd.

David Weinstein. Mr. Weinstein joined our Board on November 19, 2018 and serves as Chairman of our Audit Committee and as a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Weinstein also currently serves as Deputy Chairman of the Board and a member of the Audit Committee of TORM plc., and as a director of Alex Brands.  He has also served on the board of directors of TRU Taj Finance Inc., an operating subsidiary of Toys “R” Us Inc. from August 2017 to January 2019, and as Chairman of the Board of The Oneida Group Inc. from June 2015 through September 2018. From January 2017 through July 2018, Mr. Weinstein served in various executive leadership roles at Seadrill Limited, including as a director and as Chair of Seadrill’s Refinancing Committee. He also served as a director and as Chair of the Compensation Committee of Stone Energy Corporation from March 2017 through May 2018. Mr. Weinstein previously served in various executive leadership roles with Horizon Lines, Inc., from November 2011 until June 2015, including as a director and as Chairman of its board of directors. He has also served on a number of other boards and in executive leadership roles in various private and public companies within, among others, the oil and gas and chemical industries, including most recently as a director of DeepOcean Group Holdings AS from June 2011 until January 2017. From September 2009 through August 2016, Mr. Weinstein served as

Chairman of the Finance Committee and as a member of the Compensation Committee of Axiall Corporation. Prior to that, Mr. Weinstein served from March 2007 through August 2008 as Managing Director and Group Head, Debt Capital Markets—High Yield and Leverage Finance at Calyon Securities Inc., and from March 2000 through February 2002 as Managing Director and Head of High Yield Origination and Capital Markets at BNP Paribas. Previously, Mr. Weinstein was a Managing Director and Head of High Yield Capital Markets for BankBoston Securities and Chase Securities, Inc., and head of the Capital Markets Group in the High Yield Department at Lehman Brothers.

Bernie G. Wolford Jr. Mr. Wolford joined our Board and was appointed as our Chief Executive Officer on November 19, 2018. Prior to joining our Company, from February 3, 2012, Mr. Wolford served as Senior Vice President—Operations at Noble Corporation (“Noble”). He served as Vice President—Operational Excellence of Noble from March 2010 to February 2012. From January 2003 until March 2010, Mr. Wolford was self-employed. During that time, he provided consulting services to Noble as a contractor on the construction of the Noble Dave Beard from March 2009 to December 2009. Mr. Wolford is also a significant shareholder of Mass Technology Corporation, an independent service provider to the downstream refining and storage sector, and he supported the operations of that company from February 2007 to February 2009. Mr. Wolford began his career in the offshore drilling industry with Transworld Drilling in 1981, which was acquired by Noble in 1991. From 1981 through December 2002, he served in various roles in engineering, project management and operations with Transworld and Noble.

Information about our Executive Officers

Our executive officers are responsible for the day-to-day management of our operations and are appointed from time to time by the Board. There are no arrangements or understandings related to the selection of any of our executive officers. Our current executive officers are:

Name	Age	Position
Bernie G. Wolford Jr.	60	Chief Executive Officer
Michael D. Acuff	49	Senior Vice President, Commercial
Lisa Manget Buchanan	59	Senior Vice President, General Counsel and Secretary
James W. Harris	61	Senior Vice President and Chief Financial Officer
Amy L. Roddy	39	Senior Vice President, Corporate Services
Anthony C. Seeliger	52	Senior Vice President, Operations
Richard E. Tatum	42	Senior Vice President, Chief Accounting Officer

Bernie G. Wolford Jr. Biographical information about Mr. Wolford appears above under the heading “Directors.”

Michael D. Acuff.  Mr. Acuff joined Pacific Drilling in June 2014 as our Senior Vice President of Sales and Business Development and was appointed Senior Vice President, Commercial in November 2016. Mr. Acuff is responsible for management and administration of our sales and contract acquisition, strategic planning activities and procurement and supply chain. Mr. Acuff has more than 20 years of industry experience, and prior to joining Pacific Drilling, was Senior Vice President of Contracts and Marketing at Diamond Offshore Drilling, Inc., where he worked from 2010 to 2013. From 1999 to 2010 Mr. Acuff held various management positions of increasing responsibility in Marketing, Corporate Planning, Operations and Human Resources with Transocean Ltd. Prior to joining Transocean Ltd., Mr. Acuff served in the U.S. Army from 1993 to 1997 as Battery Executive Officer, Battalion Personnel Officer and Platoon Leader. Mr. Acuff holds a Bachelor of Science in Civil Engineering from the University of Tennessee and an MBA in Finance from Rice University.

Lisa Manget Buchanan.  Ms. Buchanan joined Pacific Drilling in August 2015 as our Senior Vice President, General Counsel and Secretary. Ms. Buchanan has over 30 years of legal experience, most recently serving as Executive Vice President, General Counsel and Secretary and Chief Administrative Officer at Cal Dive International, Inc. from June 2006 to July 2015. On March 3, 2015, Cal Dive and certain of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  Prior to Cal Dive, Ms. Buchanan was a partner at the law firm of Jones Walker LLP, which she joined as an associate in 1987 and became a partner in January 1994. Ms. Buchanan holds a Bachelor of Science degree in commerce from the McIntire School of Commerce, University of Virginia and a Juris Doctorate from the Louisiana State University Law Center.

James W. Harris.  Mr. Harris joined Pacific Drilling in July 2019 as our Senior Vice President and Chief Financial Officer, responsible for the Company’s global accounting, treasury, financing, audit, tax, corporate planning and investor relations activities.   Mr. Harris has over 30 years of experience in the energy industry, in a variety of financial leadership, strategic and business planning roles.  Before joining Pacific Drilling, Mr. Harris served as Executive Vice President and Chief Financial Officer of Forum Energy Technologies, Inc. from December 2005 to March 2018.   He also served Forum as Executive Vice President, Drilling & Subsea from September 2017 until July 2018, following which he continued to serve Forum as an advisor until April 2019.  Prior to that, Mr. Harris served VeriCenter, Inc. as Vice President and Controller and General Manager of the company’s AppSite Hosting business unit from January 2004 to November 2005.  He served in various roles, including as Vice President - Tax, Vice President - Finance and Contractor, for Enron Energy Services and Enron Corp. from August 1999 to December 2003.  From February 1994 to May 1999, Mr. Harris served in various roles of increasing responsibility for Baker Hughes Incorporated, serving as Vice President, Tax and Controller from 1998.  From 1990 to 1994, Mr. Harris served as Senior Tax Manager for PricewaterhouseCoopers LLP, having joined the firm in 1985.  Mr. Harris holds a Bachelor of Science in Accounting and a Masters in Accounting from Brigham Young University and an MBA from Rice University.

Amy L. Roddy.  Ms. Roddy joined Pacific Drilling in 2011 as our Director of Investor Relations. She subsequently served in management positions in corporate communications and human resources before being appointed Senior Vice President, Corporate Services in May 2016. Ms. Roddy has more than 15 years of oil and gas industry experience, including time at Transocean, where she held management positions in investor relations and corporate planning. Prior to joining Transocean, Ms. Roddy worked as a process engineer for Fluor Corp. Ms. Roddy holds a Bachelor of Science degree in chemical engineering from Texas A&M University and a Master of Engineering Management and an MBA from Northwestern University.

Anthony C. Seeliger.  Mr. Seeliger joined Pacific Drilling in 2012 and was named Senior Vice President of Operations in 2015. He was most recently Vice President of the Americas since July 2012. Mr. Seeliger provides overall direction and guidance to the Company’s operational, operations excellence and technical support and Quality-Health-Safety-Environment functions with the objective of maximizing health, safety, environmental and operational performance, growth and profitability, as well as day-to-day leadership and management of the global operations activities. Mr. Seeliger brings over 25 years of industry experience, including an extensive background in operations management. Prior to joining Pacific Drilling, he spent nine years with Pride International, Inc., acquired by Ensco plc in 2011, most recently as vice president of Middle East and Africa operations based in Dubai, United Arab Emirates, and previously in similar management positions based in Europe, Brazil and the Gulf of Mexico. Prior to Ensco/Pride, Mr. Seeliger held positions of increasing responsibility at industry-related companies including Santa Fe International, Hess Corporation, Gulf Publishing and IBM Global Services. Mr. Seeliger holds a Bachelor of Science degree in business administration from the University of Southern California and an MBA from Southern Methodist University.

Richard E. Tatum.  Mr. Tatum joined Pacific Drilling in October 2010 as our Director of Financial Reporting and was appointed Senior Vice President and Chief Accounting Officer in August 2017. Prior to that, Mr. Tatum served as our Vice President Controller from March 2014 until August 2017. Mr. Tatum has over 15 years of experience in offshore drilling and public accounting. Prior to joining Pacific Drilling in October 2010, Mr. Tatum served at Frontier Drilling from 2009 until its merger with Noble Corp. in 2010. Mr. Tatum began his career as an auditor with Grant Thornton LLP where he held a variety of roles with increasing responsibilities, his most recent position being a Manager in Grant Thornton’s National Professional Standards Group. Mr. Tatum received a Bachelor of Science degree in business administration and a Master of professional accounting degree from the University of Texas at Austin and is a CPA.

Pacific Drilling Bankruptcy Proceedings.  On November 12, 2017, Pacific Drilling and certain of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  On November 19, 2018, the Debtors emerged from bankruptcy after successfully completing their reorganization pursuant to the Plan of Reorganization.  Messrs. Acuff and Tatum and Ms. Buchanan were executive officers of Pacific Drilling at the time the petitions were filed.  Ms. Roddy and Mr. Seeliger were not named as executive officers of Pacific Drilling until February 2019, Mr. Wolford joined Pacific Drilling on November 19, 2018 and Mr. Harris joined Pacific Drilling on July 22, 2019.

Committees of the Board

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, which comply with applicable requirements of the SEC and NYSE and may create such other committees as the Board shall determine from time to time. Each of the standing committees of our Board has the composition and responsibilities described below.

Audit Committee

The members of our Audit Committee are Messrs. Weinstein (as Chairman), Ralls and Simon. Our Board has determined that each of the members of our Audit Committee is “independent” under the standards of the NYSE and SEC. In addition, our Board has determined that Mr. Weinstein is an “audit committee financial expert,” as defined by the SEC.

The Audit Committee’s primary responsibilities are to assist the Board in its oversight of: our accounting practices; the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, selection, independence and performance of our independent registered public accounting firm; and the internal audit function. The Audit Committee has adopted a charter that is available on our website.

Compensation Committee

The members of our Compensation Committee are Messrs. Simon (as Chairman), Ralls and Weinstein. Our Board has determined that each of the members of our Compensation Committee is “independent” under the standards of the NYSE and SEC. The primary purpose of this committee is to oversee and make recommendations to our Board relating to, the compensation of our executive officers and directors. The Compensation Committee has adopted a charter that is available on our website.

No member of our Compensation Committee has been at any time an employee of ours. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Nominating and Corporate Governance Committee

Our Board has established a Nominating and Corporate Governance Committee, the members of which are Messrs. Ralls (as Chairman), Simon and Weinstein. Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is “independent” under the standards of the NYSE.

The primary purpose of the Nominating and Corporate Governance Committee is to assist the Board in identifying individuals qualified to become members of the Board and to provide advice to the Board regarding its composition and committees. The Committee also reviews and recommends Corporate Governance Guidelines, and any amendments, to our Board. The Nominating and Corporate Governance Committee has adopted a charter that is available on our website.

Code of Ethics; Corporate Governance Guidelines

We have a Global Code of Conduct applicable to our employees, directors and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers, that meets the standards and definitions of the NYSE and SEC. Any changes to, or waivers from, the Global Code of Conduct will be made only by the Board, or a committee thereof, and appropriate disclosure will be made promptly on our website at www.pacificdrilling.com, in accordance with the rules of the SEC.  Our Nominating and Corporate Governance Committee has adopted Corporate Governance Guidelines applicable to our directors.

We have posted a copy of each of our Global Code of Conduct and our Corporate Governance Guidelines on our website at www.pacificdrilling.com in the Investor Relations section and will provide a copy of either without charge upon request sent to pdcompliance@pacificdrilling.com.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis, or CD&A, describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our chief executive officer, each of our current and former chief financial officer and our next three most highly-compensated executive officers during 2019 (collectively referred to as our “named executive officers” or “NEOs”).  Our named executive officers for 2019 are:

NEO	Title(s)
Bernie G. Wolford Jr.	Chief Executive Officer
James W. Harris	Senior Vice President and Chief Financial Officer
Michael D. Acuff	Senior Vice President Commercial
Lisa Manget Buchanan.	Senior Vice President, General Counsel and Secretary
Anthony C. Seeliger	Senior Vice President Operations
Johannes P. Boots	Former Senior Vice President and Chief Financial Officer

Executive Summary

We are an international offshore drilling contractor committed to exceeding client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry.  Our primary business is to contract our high-specification drillship fleet to drill wells for our clients.

Impact of Emergence from Bankruptcy on Executive Compensation Programs

On November 12, 2017, Pacific Drilling and certain of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 19, 2018, the Company and certain of its subsidiaries emerged from bankruptcy after successfully completing their reorganization pursuant to the Plan of Reorganization. In connection with (or shortly following) its emergence from bankruptcy, the Company:

•	Appointed a new Board of Directors;
•	Appointed Bernie G. Wolford Jr. as our new chief executive officer and entered into an employment agreement with him;
•

Adopted the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”), under which 7.5 million common shares were reserved for future issuance of equity-based or equity-related awards to directors, officers, employees and consultants;

•	Cancelled all equity and equity-based awards granted under the 2011 Omnibus Stock Incentive Plan;
•	Adopted a goal-driven annual incentive plan for 2019, based on both financial and operational goals (described in more detail below); and
•

Granted upfront long-term incentive awards under the 2018 Plan, payable in our common shares, that were intended to replace multiple years of future grants, create strong alignment with shareholder interests and serve as a management retention tool due to the limited retentive value provided by our executive compensation programs established prior to and during bankruptcy.

2019 Business Highlights

Following our emergence from bankruptcy in November 2018, our management team focused on cost control and process optimization while delivering safe, efficient and reliable services to our clients.  At the beginning of 2019, we had three rigs working, and four rigs smart-stacked.  Although market conditions continued to be challenging at the start of 2019, through the year we saw a steady improvement in market conditions demonstrated by stable oil prices and a stronger demand for deepwater rigs. This resulted in a tightening of the deepwater drillship supply in many regions, leading to higher utilization and day rates, an increase in the pace of contracting activity and longer contract durations.  During 2019, despite our recent emergence from bankruptcy, we successfully reactivated one of our smart-stacked rigs, won work from a new client and entered into a commitment letter for a new $50 million Revolving Credit Facility that we closed in early 2020.  Specifically, we accomplished the following:

•

Reactivated our fourth working rig, the Pacific Khamsin, investing in a significant upgrade to this seventh-generation rig with the addition of a managed pressure drilling system.  The rig commenced work with a new client, Equinor, in December 2019 in the U.S. Gulf of Mexico providing positive confirmation of the benefits of our smart-stacking and reactivation process.

•	Successfully extended the contract for the Pacific Sharav with Chevron in the U.S. Gulf of Mexico and the contract for the Pacific Bora with Eni in Nigeria.
•

Commenced Phase II of the plug and abandonment project for the Pacific Santa Ana for Petronas in Mauritania and mobilized the Pacific Bora for work under a contract with Eni in Oman to drill the first deepwater well in that country.

•	Added $145 million of additional backlog with a diverse group of national and major international oil companies.
•	Achieved revenue efficiency of 97.4%, exceeding our target for the measure.
•	Reduced general and administrative expenses while improving productivity and our supply chain performance.
•	Managed capital and major maintenance spend to less than budget.
•	Achieved our stretch goals for multiple HSE targets, including:
-	Reduced Total Recordable Injury Frequency by 23%, including an 84% reduction in hand/finger injuries;
-	Successfully delivered new hire HSE training to prepare two full crews of new staff;
-	Attained significant prolonged periods of incident free operations fleet-wide, including the Pacific Sharav with five years without a Lost Time Injury;
-	Reduced environmental incidents by 33%; and
-	Optimized operational, technical and HSE-related management system documentation including fleet-wide introduction of industry-based Life Saving Rules program.
•	Added new members into our senior management team, including a new CEO in November 2018 and a new CFO in July 2019.

Compensation Governance and Best Practices

Our executive compensation program is designed and managed by the independent Compensation Committee of our Board, referred to in this CD&A as the “Committee.” The Committee annually reviews the components and structure of our compensation program to ensure that the program supports our business objectives and is aligned with the interests of our shareholders and makes recommendations to the full board regarding all compensation decisions.  As part of this review, the Committee seeks input from its independent compensation consultant to provide an outside perspective and evaluation of our program.  The Committee and our Board also value our shareholders’ views on our program.  Notably, as a result of the Governance Agreement, holders of approximately 79% of our common shares currently have direct input into our executive compensation program through their director nominees on our Board.  See Item 13 – “Certain Relationships and Related Transactions, and Director Independence.”

We believe the following compensation governance practices and policies promote the accountability of our executives and strengthen the alignment of our executive and shareholder interests:

Compensation Best Practices

✓    Performance-Based, At-Risk Compensation – awards under our short-term and long-term incentive programs are based on the achievement of performance objectives and the performance objectives differ under the two programs; additionally, a substantial portion of each executive’s compensation is variable and at-risk.

✓    Clawback Policy –  awards under our incentive programs are subject to clawback in connection with an accounting restatement or detrimental executive conduct; additionally, the employment agreements with Messrs. Wolford and Harris provide for clawback of severance payments in connection with certain detrimental conduct.

✓    Anti-Hedging and Pledging Policies – we prohibit our executive officers and directors from entering into hedging arrangements with respect to our securities or pledging our securities.

✓    Robust Stock Ownership Guidelines – we require our executive officers to maintain ownership of our securities through our use of equity-based awards and stock ownership guidelines.

✓    Engagement of Independent Compensation Consultant – the Committee retains an independent compensation consultant to evaluate our compensation programs.

✓    No Tax Gross-Ups – we do not provide our executive officers with any tax gross-ups.

How We Determine and Assess Executive Compensation

Role of Independent Compensation Consultant

To assist in evaluating our compensation practices and the level of compensation provided to our executives, the Committee has retained an independent compensation consultant to provide advice and ongoing recommendations on these matters consistent with our business goals and pay philosophy. We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process.  The Committee has retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its executive compensation consultant.  The Committee assessed FW Cook’s independence and concluded that FW Cook’s work does not raise any conflicts of interest.

Market Data and Peer Group

In 2019, FW Cook was asked to benchmark the compensation of our executive officers as a reference for our Committee in structuring our executive compensation program following our emergence from bankruptcy. In screening for potential peers, the Committee and FW Cook used a number of factors, including industry classification, size, and labor market for executive talent. We used assets as the primary measure of size to reflect the asset intensive nature of the offshore drilling industry and used revenue and market capitalization as secondary measures.  Following this analysis, the Committee selected the following peer group (the “peer group”), which the Committee referred to in order to evaluate our compensation programs following our emergence from bankruptcy and set 2019 compensation:

Archrock, Inc.	Oceaneering International, Inc.
Diamond Offshore Drilling, Inc.	Oil States International, Inc.
Ensco plc	Patterson-UTI Energy, Inc.
Forum Energy Technologies, Inc.	Rowan Companies plc
Helix Energy Solutions Group, Inc.	Superior Energy Services, Inc.
Helmerich & Payne, Inc.	Tidewater Inc.
Noble Corporation plc	Vantage Drilling International

Peer Group	Peer Group Total Assets Latest 4 Quarters ($ in millions)	Peer Group Market Capitalization as of 12/31/2018 ($ in millions)	Peer Group Revenue Latest 4 Quarters ($ in millions)
25th Percentile	$2,222	$721	$846
50th Percentile	$2,963	$1,017	$1,052
75th Percentile	$6,178	$1,271	$1,946
Pacific Drilling S.A.	$2,857	$1,001	$270
Estimated Percentile Rank	45	49	3

Role of Chief Executive Officer

Our chief executive officer makes recommendations to the Committee regarding the base salary and incentive compensation awards for our other executive officers based on his qualitative judgment regarding each officer’s individual performance, although the Committee, with the approval of the Board, makes all final compensation decisions regarding our executive officers. Our chief executive officer is not present when the Committee or the Board discusses or determines any aspect of his compensation.

Objectives of Our Compensation Program

The Committee, subject to approval of the Board, is responsible for designing, implementing, and administering our executive compensation program. The Committee seeks to increase shareholder value by:

•	rewarding past performance and incentivizing future performance;
•	providing competitive levels of total compensation that will enable the Company to attract and retain talented executive officers to execute the Company’s business strategy; and

•	promoting sound compensation governance practices that encourage prudent decision-making.

The Committee believes compensation should reward achievement of business objectives, recognize individual initiative and leadership and link the interests of the executives and shareholders.

2019 Executive Compensation Program

Following our emergence from bankruptcy, the Committee, with the assistance of FW Cook, re-evaluated our executive compensation program, including:

•	the compensation earned over the last four years by our executive officers;
•	the estimated future value of any long-term compensation arrangements that remained outstanding following our emergence; and
•	the executive compensation design practices of our peer group and how our programs are positioned with respect to each element of direct compensation.

Following that review, the Committee approved the 2019 executive compensation program, which included three primary components: base salary; an annual incentive award payable in cash; and long-term incentive awards in the form of time-based restricted stock units (“RSUs”) and performance share units (“PSUs”), all of which settle in our common shares.  With respect to Messrs. Wolford and Harris, each executive entered into an employment agreement upon joining the Company, and these agreements govern many aspects of their compensation arrangements, as discussed below.

Base Salaries

The Committee believes that base salaries, which provide fixed compensation, should meet the objective of attracting and retaining the executive officers needed to manage our business successfully. Actual individual salary amounts reflect the Committee’s judgment with respect to each executive officer’s responsibility, performance, work experience and the individual’s historical salary level.

The Committee evaluated our executive officers’ base salaries in early 2019.  Based on a review of base salary levels of similar officers in our peer group, the Committee determined that the base salaries of our executive officers were in line with the market median.  Accordingly, the Committee did not make any adjustments to the base salaries of our executive officers for 2019.  With respect to Messrs. Wolford and Harris, their respective employment agreements provide for annual base salaries of $700,000 for Mr. Wolford and $450,000 for Mr. Harris.

Annual Incentive Program

Our annual incentive program, or AIP, represents a variable component of compensation designed to reward our executive officers if the Company achieves the pre-established performance goals approved by the Committee for the applicable year.  In February 2019, the Committee, with approval of the Board, established the framework for the 2019 AIP awards.  Under the program, each executive officer was assigned a target AIP award based on a percentage of his or her base salary.  Pursuant to the terms of their employment agreements, the target award percentages for Messrs. Wolford and Harris may not be less than 100% for Mr. Wolford and 75% for Mr. Harris. For 2019, 80% of the AIP award for our NEOs could be earned based on our level of achievement of six operational and financial metrics, and the remaining 20% could be earned in the Committee’s discretion based on its assessment of individual performance.  With respect to the operational and financial metrics, the Committee established threshold, target and stretch goals, and the executives could earn between 50% and 150% of the applicable target AIP award based on the level of achievement of the goal between the threshold and stretch levels. Generally, the target goals align with the Company’s budget for the year. Our annual budget includes expectations for strong operational performance, cost management and incremental backlog. As such, we believe achieving the target goals requires management to perform at a high level. The stretch goals require even further significant achievement.

The following table describes the 2019 target AIP awards for each named executive officer who participated in the program for 2019. Mr. Boots, who left the Company in June 2019, did not participate in the AIP.

Name	Annual Base Salary	Target AIP Award as a % of Base Salary	80% of Target Based on Operational and Financial Goals	20% of Target Based on Discretion	Total Target Award
Mr. Wolford	$ 700,000	100%	$560,000	$140,000	$ 700,000
Mr. Harris	$ 450,000	75%	$270,000	$67,500	$ 337,500
Mr. Acuff	$ 400,000	70%	$224,000	$56,000	$ 280,000
Ms. Buchanan	$ 450,000	75%	$270,000	$67,500	$ 337,500
Mr. Seeliger	$ 400,000	70%	$224,000	$56,000	$ 280,000

2019 AIP Metrics:

The performance metrics chosen by the Committee to evaluate the operational and financial component of the AIP for 2019 are set forth in the table below.  The table also sets forth the weighting of each metric, the specific goals with respect to each metric, and the Company’s actual performance against those goals for 2019.

Performance Metrics	Weighting	Threshold	Target	Stretch	Actual Performance	Weighted Payout as a % of Target
Adjusted EBITDA, less other G&A(1) ($ in millions)	25%	$(33.7)	$(23.7)	$(13.7)	($37.1)	0.0%
Contract Drilling Costs (per day) ($ in thousands)	10%	$78.2	$75.2	$72.2	$75.2	10%
Corporate Overhead and Operations Support Costs ($ in millions)	5%	$47.7	$45.4	$40.9	$46.8	3.5%
Incremental Backlog ($ in millions)	25%	$75.9	$108.3	$167.0	$201.3	37.5%
Revenue Efficiency	15%	92.0%	94.3%	98.0%	97.4%	20.3%
Health, Safety and Environment (HSE) (2)	20%	Index Score			89.8%	18.0%
Operational and Financial Performance Result Total						89.3%

(1)

Adjusted EBITDA, less other G&A, is a non-GAAP measure. Our calculation of Adjusted EBITDA for purposes of establishing our Adjusted EBITDA AIP performance target and determining our results is detailed below:

2019
(in thousands)
Adjusted EBITDA (deconsolidated)	$(31,335)
Add: negative impact of Zonda Debtors	(1,002)
Subtract: interest income of consolidated company	(6,302)
Add: Other operations support	1,461
Add: Other G&A	10,221
Subtract: Additional adjustments	(10,120)
Target EBITDA (consolidated)	$(37,077)

(2)  The HSE Index is comprised of metrics relevant to areas of health and safety and environmental concerns.

2019 AIP Results:

Based on the Company’s performance relative to the performance goals in 2019, the Committee recommended, and the Board approved the following AIP awards to the NEOs:

Name	% of Target Earned (Op/Fin)	AIP Award Based on Op/Fin	% of Target Earned (Discretionary)	AIP Award Based on Discretionary	Total 2019 AIP Award Earned
Mr. Wolford	89.3%	$ 500,080	20.0%	$ 140,000	$ 640,080
Mr. Harris(1)	89.3%	$ 107,674	20.0%	$ 30,144	$ 137,818
Mr. Acuff	89.3%	$ 200,032	20.0%	$ 56,000	$ 256,032
Ms. Buchanan	89.3%	$ 241,110	5.0%	$ 16,875	$ 257,985
Mr. Seeliger	89.3%	$ 200,032	20.0%	$ 56,000	$ 256,032

(1) Pursuant to the terms of his employment agreement, Mr. Harris, who joined the Company on July 22, 2019, received a pro rata payout of his earned 2019 AIP award. In addition to the pro rata AIP bonus, given Mr. Harris’ performance in 2019, the Board approved an additional $100,000 bonus for Mr. Harris, which is reflected in the summary compensation table.

2019 Long-Term Incentive Program

Our long-term incentive, or LTI, program represents another variable component of compensation with a dual purpose.  The LTI program is intended to reward our executive officers if the Company achieves certain pre-established performance goals measured over a longer period of time, and also to encourage retention by requiring the executive officers to perform services for a period of time in excess of a single year in order to receive the full benefits of the award.  As described below, the initial LTI awards granted to Messrs. Wolford and Harris were set forth in their employment agreements and differ from the awards granted to our other executive officers. All of our LTI awards granted since our emergence from bankruptcy settle in our common shares.

In early 2019, the Committee reviewed FW Cook’s analysis of the compensation arrangements in place following our emergence from bankruptcy, noting that:

•	All prior equity awards granted to our executive officers had been cancelled as a result of the bankruptcy; and
•

For all NEOs other than Mr. Seeliger (whose 2016 and 2017 cash awards did not contain performance measures), all outstanding long-term cash awards had below target payout expectations (see summary chart below under “Status of Previously Awarded Long-Term Incentives”).

Based on these findings, the Committee determined that the primary emphasis of the LTI program at this time should be to attract and retain talent.  As a result, the Company implemented an LTI program for the NEOs that was comprised primarily of time-based equity-based awards vesting over a three-year period with grant date award values equivalent to three times the value of peer group median annual LTI awards.  As a result of these “front-loaded” awards, the Committee and Board do not intend to make annual LTI awards at this time but will continue to evaluate the appropriate timing of future LTI awards to effectively incentivize and compensate our executive officers.  In December 2019, due to the substantial decrease in our stock price and to enhance the retentive value of our program, the Committee, with the approval of the Board, granted the executive officers time-based cash awards (the “Retention Awards”) that will vest and pay out on December 31, 2020, provided the executive officer remains employed as of such date. These awards are equivalent to 50% of each officer’s base salary.

Under the 2019 LTI program, the Committee assigned each executive officer, other than Messrs. Wolford, Harris and Boots, an LTI target award value, which was expressed as three times the peer group median LTI value for each executive officer’s equivalent position.  The LTI target award value was then divided by the per share closing price of our common shares on the day prior to the grant date ($15.50 per share), with each executive officer receiving a combination of RSUs and PSUs.  The RSUs vest one-third per year over three years, and the PSUs utilize a three-year performance period ending December 31, 2021, and, except for limited circumstances, require continued employment throughout the performance period or portions thereof in order to earn the award.  Both awards are settled in our common shares.  The terms of the LTI awards are summarized as follows:

•

PSUs – between 0% and 200% of the award may vest following the end of a three-year performance period based on our relative total shareholder return measured against the following peer companies: Diamond Offshore Drilling, Inc., Ensco plc, Noble Corporation plc, Seadrill Ltd., and Transocean Ltd.  The PSUs represent 33% of the LTI target award value. The starting benchmark share price for the performance period was based on the average closing share price of the Company’s common shares over the nine trading days in December starting on December 18, 2018 (the day the Company’s common shares were relisted on the NYSE following its emergence from bankruptcy) and all trading days in January 2019, or $14.09 per share.

•	RSUs – vest in three substantially equal annual installments on January 1, 2020, 2021 and 2022. The RSUs represent 67% of the LTI target award value.

The LTI awards granted to our NEOs in February 2019 were as follows:

Name	LTI Target Value	Total LTI Awards	# of RSUs	Target # of PSUs
Mr. Acuff	$2,533,000	164,710	110,356	54,354
Ms. Buchanan	$3,786,000	244,259	163,654	80,605
Mr. Seeliger	$2,886,000	186,194	124,750	61,444

With respect to Messrs. Wolford, Harris and Boots, the LTI program structure differs as a result of the unique circumstances applicable to each, as described below:

•

Mr. Wolford:  In connection with his appointment as Chief Executive Officer upon our emergence from bankruptcy on November 19, 2018, and pursuant to the terms of his employment agreement with the Company, Mr. Wolford received 400,000 RSUs in December 2018, with a deemed grant date value of $20.00 per share.  The terms of these RSUs are as follows: 200,000 represent a time-based award, which will vest in equal installments on the second, third and fourth anniversaries of the date of grant, and the other 200,000 represent a performance-based target award. The vesting of the performance-based RSUs is only triggered by a change of control, with the number of RSUs vesting (between 0% and 100%, referred to as the “earned RSUs”) determined by reference to an IRR calculation on the date of the change of control. The IRR is determined by the actual annual pre-tax return of specified percentages, compounded annually, on a specified deemed share price. In March 2020, Mr. Wolford and the Company amended his performance-based RSU award, which will now expire if a change of control does not occur on or before December 31, 2020.

•

Mr. Harris:  In connection with his appointment as Chief Financial Officer and pursuant to the terms of his employment agreement with the Company, in July 2019 Mr. Harris received 101,775 RSUs and 101,775 PSUs with an aggregate grant date fair value of $1,618,223. These awards generally have the same terms and conditions as the RSUs and PSUs granted to our other executive officers under the 2019 LTI program described above, except that Mr. Harris’ RSUs vest 20% on January 1, 2020, and 40% on each of January 1, 2021 and 2022.

•

Mr. Boots:  In March 2019 Mr. Boots received an award of 54,550 RSUs.  This award differed from those made to the other NEOs in light of his anticipated separation from the Company and was intended to help facilitate a smooth transition in the chief financial officer role. The RSUs were scheduled to vest on December 31, 2019, but the terms of the agreement provided for earlier, pro-rata vesting if Mr. Boots’ separation from the Company occurred prior to that date.  See the section titled “Executive Compensation – Potential Payments Upon Termination or Change of Control – Separation Agreement with Mr. Boots” for more information.

Status of Previously Awarded Long-Term Incentives

In connection with our emergence from bankruptcy on November 19, 2018, all equity and equity-based awards were cancelled.  The following were the only outstanding long-term awards held by our executive officers as of our emergence date, all of which settle in cash: (i) the unvested portions of the long-term incentive cash (“LTIC”) awards granted during 2016 and 2017, with potential vesting dates through 2020 provided applicable service and performance conditions are met, and (ii) the awards approved by the bankruptcy court in August 2018 under the Key Employee Incentive Plan (the “KEIP”), pursuant to which members of senior management were granted cash-settled awards that vested in part upon our emergence from bankruptcy, and in part upon the achievement of certain revenue performance goals for 2018 and 2019.

As of December 31, 2019, the only, pre-emergence long-term incentive awards with continuing performance periods were the remaining unvested amounts under the 2017 LTIC awards.  These awards, other than Mr. Seeliger’s, are performance-based awards that will be forfeited unless certain free cash flow targets are achieved by December 31, 2020.  The Board does not expect that these targets will be achieved by such date.  Mr. Seeliger, who was not an executive officer at the time of the grant, received a time-based award that fully vested on January 1, 2020.  The table below summarizes the LTIC and KEIP awards granted to certain of our NEOs, and the value of each that has been forfeited or earned as of December 31, 2019.

Executive	Award Type	Target Value of Award at Grant	Value Forfeited as of December 31, 2019	Value Earned as of December 31, 2019	Outstanding Unvested Award as of December 31, 2019
Mr. Acuff	LTIC KEIP	$540,000 $400,000	$90,000 $78,800	$270,000 $321,200	$180,000(1) -
Ms. Buchanan	LTIC KEIP	$870,000 $900,000	$90,000 $177,300	$380,000 $722,700	$400,000(1) -
Mr. Seeliger	LTIC KEIP	$815,738 $800,000	- $157,600	$633,825 $642,400	$181,913(2) -
Mr. Boots	LTIC KEIP	$317,813 $450,000	$52,500 $113,850	$158,437 $336,150	$106,876(1) -
Total		$5,093,551	$700,050	$3,464,712	$868,789

________________

(1)	Expected to be forfeited on December 31, 2020.
(2)	This award fully vested on January 1, 2020.

Limited Executive Perquisites and No Special Retirement Benefits

We seek to maintain a cost-conscious culture, including in connection with the benefits provided to our executive officers. As a result, we provide limited perquisites to our executive officers.  Please see “Executive Compensation —2019 Summary Compensation Table” for a description of the perquisites provided in 2019.

Retirement benefits fulfill an important role within our overall executive compensation objectives by providing a level of financial security, which in turn promotes retention. However, our executive officers do not receive any retirement benefits that are not generally available to our other full-time employees. We maintain a 401(k) plan, which is a tax-qualified defined contribution retirement plan in which our executive officers are eligible to participate. Under the 401(k) plan, we match 100% of employee contributions up to 3%, and 50% of the next 2% of eligible compensation per participant. We do not maintain any excess benefit plans, defined benefit or pension plans, or any deferred compensation plans.

Cash Severance and Change of Control Benefits

We provide each of our current named executive officers with contractual protections in the event of a termination of employment by the Company without cause or by the executive for good reason, whether such termination of employment happens prior to or in connection with a change of control.  We believe that severance protections, particularly in connection with a change of control transaction, can play a valuable role in attracting and retaining key executive officers by providing protections commonly provided in the market. In addition, we believe these benefits also serve the Company’s interest by promoting a continuity of management in the context of an actual or threatened change of control transaction.

Specifically, Messrs. Wolford and Harris are entitled to severance benefits under their Executive Employment Agreements, and our other executive officers are entitled to severance benefits under their Severance and Change of Control Agreements. The board determined that it is appropriate to provide our executives with severance benefits under these circumstances in light of their critical positions with the Company and as part of their overall compensation packages.  In addition, we acknowledge that the occurrence, or potential occurrence, of a change of control transaction would create uncertainty regarding the continued employment of our executive officers, particularly at the senior executive level. In order to encourage these executive officers to remain employed with the Company during a critical time when their prospects for continued employment following a transaction are often uncertain, the agreements provide them with enhanced severance benefits if their employment is terminated by the Company without cause in connection with a change of control. In addition, because a termination by the executive for good reason may be conceptually the same as a termination by the Company without cause, and because we believe that in the context of a change of control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances. We do not provide excise tax gross-up protections under any change of control arrangements with our executive officers.

In addition, the terms of our outstanding incentive awards provide for accelerated vesting under certain circumstances related to a termination of employment and/or the occurrence of a qualifying change of control.  For more information regarding all of these severance and change of control benefits, see the section titled “Executive Compensation – Potential Payments Upon Termination or Change of Control.”

Compensation Policies and Considerations

Clawback Policy

The Company’s compensation recovery, or “clawback,” policy applies to incentive compensation paid to an executive officer and certain other designated employees (whether paid in cash or in equity) that was based wholly or in part on financial reporting measures. Under the policy, the Company may recover excess incentive compensation paid during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement if the Board determines that the covered employee’s intentional misconduct or gross negligence materially contributed to such restatement. In connection with a restatement, the compensation shall be adjusted, if necessary, so that the covered employee will have received no more and no less than the amount that he or she would have received had the incentive award been calculated based on the restated financial results.   The Company may also recover incentive compensation paid to a covered employee who has been found to engage in detrimental conduct.  If the Board determines that a covered employee has engaged in detrimental conduct (as defined in the policy), then the Board may require the covered employee to (a) reimburse the Company all or a portion of any incentive compensation previously vested or paid during the one completed fiscal year immediately preceding the Board of Director’s discovery, and (b) forfeit any unpaid or unvested incentive compensation.

Compensation Risk Assessment

After considering the components of our compensation program, the Committee believes that the risks arising from our compensation policies and practices for our employees, including our executive officers, are not reasonably likely to have a material adverse effect on the Company.  Further, the Committee believes that certain features of our compensation program serve to mitigate any compensation-related risk, including (i) our clawback, anti-hedging and anti-pledging policies, and our stock ownership guidelines, (ii) the balance between fixed and variable pay, cash- and equity-based awards, and short- and long-term incentives, and (iii) the administration of the program by a committee consisting entirely of independent directors.

Stock Ownership Guidelines

We encourage stock accumulation because we believe that it is important for our executive officers to align their interests with the long-term interests of our shareholders.  Accordingly, in May 2019 our Board adopted stock ownership guidelines applicable to our officers.  Under the guidelines, each of our officers is encouraged to maintain ownership of our common shares valued at four times (for our CEO), three times (for our senior vice presidents) and one time (for our vice presidents) his or her annual base salary.  Common shares owned individually or jointly, shares held indirectly, such as through members of the officer’s immediate family, as well as shares subject to unvested restricted stock and RSUs are counted for purposes of the stock ownership guidelines, but shares underlying unearned performance awards are not counted.

Our officers have five years from the date of their respective appointments (or from May 20, 2019, the date the guidelines were adopted, whichever is later) to attain these ownership levels. Until the specified ownership levels are met, our officers are expected to retain 50% of the net shares issued upon the vesting of equity awards granted by the Company, after deducting any shares used to pay applicable taxes.  Each of our executive officers (other than Mr. Harris) has until May 20, 2024 to reach his or her target ownership level, and Mr. Harris has until July 22, 2024. As of December 31, 2019 and based on the average closing price of our common shares for the year ended December 31, 2019 of $9.68, Mr. Seeliger and Ms. Buchanan have met the stock ownership guidelines applicable to him or her.

Prohibition on Hedging and Pledging Transactions

Each of our named executive officers is subject to our Insider Trading Standard, an internal company policy adopted by our Board.  This policy includes a blanket prohibition on engaging in hedging or monetization transactions, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds with respect to our securities, regardless of whether those securities were received as compensation.  This prohibition applies to all directors, officers and employees of the Company.  In addition, the Insider Trading Standard includes a blanket prohibition on insiders holding Company securities in a margin account or otherwise pledging Company securities.

Tax and Accounting Considerations

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation awarded to our executive officers. However, the Committee and management do consider the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit or value to the executive officer.

REPORT OF THE COMPENSATION COMMITTEE ON

FISCAL 2019 EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” to be included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC pursuant to the Exchange Act.  Based on that review and discussion, the Committee recommends to the Board that the Compensation Discussion and Analysis be included in the Company’s 2019 Annual Report on Form 10-K.

COMPENSATION COMMITTEE:

John V. Simon, Chairman
David N. Weinstein

W. Matt Ralls

EXECUTIVE COMPENSATION

2019 Summary Compensation Table

The following table summarizes the compensation for the last three fiscal years, or such shorter period as the executive was employed by us, for each of the Named Executive Officers.

				(2)	(3)
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Bernie G. Wolford Jr.(5)	2019	700,000	-	-	640,080	12,400	1,352,480
Chief Executive Officer	2018	81,667	200,000	2,600,000	-	-	2,881,667

James W. Harris(6)	2019	199,219	100,000	1,618,223	137,818	275	2,055,535
Senior Vice President and
Chief Financial Officer

Michael D. Acuff	2019	400,000	-	2,709,001	345,632	11,200	3,465,833
Senior Vice President	2018	400,000	-	2,297	345,900	11,000	759,197
Commercial	2017	376,667	-	-	579,000	10,800	966,467

Lisa Manget Buchanan	2019	450,000	-	4,017,351	459,585	12,400	4,939,336
Senior Vice President,	2018	450,000	-	2,297	692,550	11,500	1,156,347
General Counsel and Secretary	2017	420,833	-	-	843,500	14,706	1,279,039

Anthony C. Seeliger	2019	400,000	-	3,062,351	707,145	11,200	4,180,696
Senior Vice President	2018	400,000	-	2,418	849,412	11,000	1,262,830
Operations	2017	378,898	-	-	399,000	10,800	788,698

Johannes P. Boots(7)	2019	225,000	71,250	773,519	75,600	725,721	1,871,090
Former Senior Vice President	2018	450,000	71,250	2,418	432,000	156,638	1,112,306
and Chief Financial Officer	2017	353,750	-	-	621,937	165,389	1,141,076

______________________

(1)

For Mr. Wolford, reflects a discretionary bonus received for 2018 pursuant to the terms of his Employment Agreement dated November 19, 2018, for Mr. Harris reflects a discretionary bonus received for 2019 performance, and for Mr. Boots, reflects payments of cash retention bonuses.

(2)

As discussed in the Compensation Discussion and Analysis, the 2019 LTI awards were “front-loaded” awards. For 2019, the amounts reflect the aggregate grant date fair value of restricted stock units (“RSUs”) and performance share units (“PSUs”) awarded to the NEOs, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, as detailed in the table below.  The grant date fair value of the RSUs was determined based on the closing price of our common shares on the day prior to the date of grant, and the grant date fair value of the PSUs was determined using a Monte Carlo simulation model to estimate the probable outcome of the conditions. The Monte Carlo model utilizes multiple inputs to produce distributions of TSR for the Company and each of the applicable peer companies to calculate the fair value. The grant date fair value of the PSUs assuming maximum payout of the award for each NEO is as follows:  for Mr. Harris – $768,401; for Mr. Acuff – $998,483; for Ms. Buchanan – $1,480,714; and for Mr. Seeliger – $1,128,726.  See the “Compensation Discussion and Analysis” and the “2019 Grants of Plan-Based Awards” table for more information about these awards.

	2019 Awards
Name	RSUs ($)	PSUs ($)
James W. Harris	849,821	768,401
Michael D. Acuff	1,710,518	998,483
Lisa Manget Buchanan	2,536,637	1,480,714
Anthony C. Seeliger	1,933,625	1,128,726
Johannes P. Boots	773,519	--

For 2018, the amounts reflect the grant date fair value of common shares issued to each of the named executive officers in December 2018 in connection with the Company’s emergence from Chapter 11 proceedings, and the time-based RSUs and performance-based RSUs received by Mr. Wolford in December 2018 in connection with joining the Company in November 2018.  For the stock awards and the time-based RSUs, the grant date fair value was determined based on the closing price of our common stock on the date of grant, and for the performance-based RSUs granted to Mr. Wolford, which will vest only upon a change of control occurring on or before December 31, 2020, the grant date fair value was determined to be $0, given that this performance condition is not viewed as probable under ASC 718. There were no stock awards made to the NEOs in 2017.

(3)

The amounts reflect (i) the annual incentive plan (“AIP”) cash payments earned based on the achievement of the pre-established goals for each year, (ii) payments made under the Key Employee Incentive Plan (“KEIP”) cash awards granted on August 24, 2018, and (iii) payments made under the Long-Term Incentive Cash (“LTIC”) awards granted during 2016 and 2017, as follows:

Name	Year	AIP ($)	KEIP ($)	LTIC ($)
Bernie G. Wolford Jr.	2019	640,080	-	-
	2018	-	-	-

James W. Harris	2019	137,818	-	-

Michael D. Acuff	2019	256,032	89,600	-
	2018	114,300	231,600	-
	2017	309,000	-	270,000

Lisa Manget Buchanan	2019	257,985	201,600	-
	2018	171,450	521,100	-
	2017	463,500	-	380,000

Anthony C. Seeliger	2019	256,032	179,200	271,913
	2018	114,300	463,200	271,912
	2017	309,000	-	90,000

Johannes P. Boots	2019	-	75,600	-
	2018	171,450	260,550	-
	2017	463,500	-	158,437

(4)

For 2019, consists of (i) matching amounts paid under our 401(k) Plan, and (ii) for Mr. Boots, also includes severance benefits pursuant to the terms of his Separation Agreement with the Company ($694,122), a payment for earned vacation days ($19,712) and expatriate benefits ($2,887). See “Potential Payments Upon Termination or Change in Control – Separation Agreement with Mr. Boots” for more information.

(5)	Mr. Wolford joined the Company on November 19, 2018.
(6)	Mr. Harris joined the Company on July 22, 2019.
(7)	Mr. Boots resigned from the Company effective June 30, 2019.

2019 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards during the fiscal year ended December 31, 2019 to each of our Named Executive Officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Bernie G. Wolford Jr.
AIP		350,000	700,000	1,050,000	-	-	-	-	-
James W. Harris
AIP		168,750	337,500	506,250	-	-	-	-	-
RSUs	7/22/2019	-	-	-	-	-	-	101,775	849,821
PSUs	7/22/2019	-	-	-	0	101,775	203,550	-	768,401
Michael D. Acuff
AIP		140,000	280,000	420,000	-	-	-	-	-
RSUs	2/26/2019	-	-	-	-	-	-	110,356	1,710,518
PSUs	2/26/2019	-	-	-	0	54,354	108,708		998,483
Lisa Manget Buchanan
AIP		168,750	337,500	506,250	-	-	-	-	-
RSUs	2/26/2019	-	-	-	-	-	-	163,654	2,536,637
PSUs	2/26/2019	-	-	-	0	80,605	161,210		1,480,714
Anthony C. Seeliger
AIP		140,000	280,000	420,000	-	-	-	-	-
RSUs	2/26/2019	-	-	-	-	-	-	124,750	1,933,625
PSUs	2/26/2019	-	-	-	0	61,444	122,888		1,128,726
Johannes P. Boots
RSUs	3/26/2019	-	-	-	-	-	-	54,550	773,519

_______________________

(1)

Under the AIP, each executive had a target award based on a multiple of salary, with the amount to be earned based on the Company’s performance relative to defined goals established by the Compensation Committee and approved by the Board. The amounts reported represent the estimated threshold, target and maximum possible annual cash incentive payments that could have been received by each NEO pursuant to the AIP for 2019. The estimated amounts in the “Target” column reflect 100% of base salary for Mr. Wolford, 75% of base salary for Mr. Harris (although his award will be prorated) and Ms. Buchanan and 70% of base salary for Messrs. Acuff and Seeliger. For 2019, 80% of the AIP award for our NEOs could be earned based on our level of achievement of six operational and financial metrics, and the remaining 20% reflected a discretionary component. With respect to the operational and financial metrics, the Committee established threshold, target and stretch goals, and the executives could earn between 50% and 150% of the applicable target AIP award based on the level of achievement of the goal between the threshold and stretch levels.  See the “Compensation Discussion and Analysis” for more information.

(2)

These awards represent PSUs awarded as part of our long-term incentive program during 2019. Each of the NEOs, except Messrs. Wolford, Harris and Boots, received 33% of his or her target long-term award value in the form of PSUs. Mr. Harris received 50% of his target long-term award value in the form of PSUs and Mr. Boots did not receive PSUs. Mr. Wolford did not receive PSUs during 2019. In December 2018, in connection with joining the Company in November 2018, he received 400,000 RSUs, 200,000 of which represent a performance-based target award, which will vest and pay out between 0% and 100% of the target award in connection with a change of control of the Company occurring on or before December 31, 2020, based on the Company’s meeting certain performance targets on the date of such change of control. For the other NEOs, each PSU granted in 2019 is intended to be a three-year front-loaded award and represents a contingent right to receive a common share, with the final number of shares to be issued to our NEOs based on the Company’s relative total shareholder return measured against a peer group of companies over the three-year performance period ending on December 31, 2021. The NEOs (other than Mr. Wolford) may earn between 0% and 200% of the target PSU award based on achievement of the applicable performance goal. See the “Compensation Discussion and Analysis” for more information.

(3)

Except for the RSUs granted to Messrs. Wolford and Boots, these awards represent RSUs awarded as part of our long-term incentive program during 2019, which settle in our common shares and are intended to be front-loaded awards.  Each of the NEOs, other than Messrs. Wolford, Harris and Boots, received 67% of his or her target long-term award value in the form of RSUs.  Mr. Harris received 50% of his target long-term award value in the form of RSUs. The RSUs vest over a three-year period but will vest in full on the earlier of (i) the first anniversary of the consummation of a change of control, as defined in the 2018 Plan, based on continued employment or (ii) the date the NEO is terminated by the Company without cause or by the NEO with good reason on or after a change of control.  As noted above, Mr. Wolford did not receive RSUs in 2019, having received 200,000 RSUs in December 2018 which will vest in equal installments on the second, third and fourth anniversaries of the date of grant. Mr. Boots received a grant of only RSUs as a retention award in connection with his Separation Agreement.

Outstanding Equity Awards at December 31, 2019

The following table sets forth certain information with respect to the value of all unvested RSUs, PSUs and performance-based RSUs previously awarded to the NEOs as of the end of the fiscal year ended December 31, 2019.  There were no options outstanding at December 31, 2019.

	Stock Awards
Name	No. of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Bernie G. Wolford Jr.	200,000	816,000	200,000	816,000

James W. Harris	101,775	415,242	101,775	415,242

Michael D. Acuff	110,356	450,252	54,354	221,764

Lisa Manget Buchanan	163,654	667,708	80,605	328,868

Anthony C. Seeliger	124,750	508,980	61,444	250,692

Johannes P. Boots	--	--	--	--

_______________________

(1)

Represents RSUs held by our NEOs, which will vest and pay out in our common shares as follows: (i) with respect to 200,000 of the RSUs held by Mr. Wolford, 1/3 on each of December 20, 2020, 2021 and 2022, (ii) with respect to the RSUs held by Mr. Harris, 20% on January 1, 2020 and 40% on each of January 1, 2021 and 2022, and (iii) with respect to all of the RSUs held by each of our other NEOs, 1/3 on each of January 1, 2020, 2021 and 2022.

(2)	The market value of the unvested RSUs, PSUs and performance-based RSUs reflected in this table is based on the $4.08 closing market price per share of our common shares on December 31, 2019.
(3)

Represents target PSUs held by the NEOs. The PSUs (other than those held by Mr. Wolford) will pay out in our common shares based on the Company’s relative total shareholder return measured against a peer group of companies over the three-year performance period ending December 31, 2021.  The executives may earn between 0% and 200% of the target PSU award. In addition, Mr. Wolford’s total represents 200,000 performance-based RSUs, which vest and pay out in our common shares in connection with a change of control of the Company occurring on or before December 31, 2020. Mr. Wolford may earn between 0% and 100% of the performance-based RSUs based on the Company meeting certain performance targets on the date of such change of control. See the “Compensation Discussion and Analysis” for more information about these awards.

Stock Vested During 2019

The following table sets forth certain information regarding the vesting of RSUs during the fiscal year ended December 31, 2019.  There were no stock options exercised during 2019.

Stock Awards
Name	No. of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
Bernie G. Wolford Jr.	—	—
James W. Harris	—	—
Michael D. Acuff	—	—
Lisa Manget Buchanan	—	—
Anthony C. Seeliger	—	—
Johannes P. Boots	27,275	$343,665

_______________________

(1)

The value realized on vesting of the RSUs is based on the closing sale price on the date of vesting or, if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

Potential Payments Upon Termination or Change of Control

Employment Agreement with Chief Executive Officer -- On November 19, 2018, the Company entered into an employment agreement with Mr. Wolford. Pursuant to the agreement, Mr. Wolford will remain employed until he resigns or his employment is terminated by the Company in accordance with the terms of the agreement. Under the employment agreement, Mr. Wolford receives an annual base salary of $700,000 and an annual target bonus opportunity of no less than 100% of annual base salary and a maximum value of 150% of annual base salary. He also received certain sign-on time-based RSUs and performance-based RSUs, which were granted in December 2018. The employment agreement includes a 12-month post-employment noncompetition covenant and a 24-month post-employment non-solicitation covenant with respect to employees, contractors, clients and suppliers. Mr. Wolford’s employment agreement provides for severance payments and benefits if the Company terminates his employment other than for cause or he terminates his employment for good reason, as defined in the agreement, subject to Mr. Wolford’s execution and non-revocation of a release of claims in favor of the Company, its subsidiaries and affiliates.

Under the terms of the employment agreement, if Mr. Wolford’s employment is terminated other than for cause (as defined in the employment agreement) or he terminates his employment for good reason (as defined in the employment agreement) other than during the 12-month period following the date of any change of control (the “Protection Period”), he will be entitled to the following:

•

a payment of (a) $4.0 million if such termination occurs prior to January 1, 2021, or (b) an amount equal to one and one-half times the sum of: (A) his base salary in effect immediately prior to the termination date, and (B) his target bonus established for the year in which the termination occurs, if such termination occurs on or after January 1, 2021, which payment shall be paid in installments over an 18-24-month period; and

•

automatic acceleration of the portion of the outstanding time-based RSUs that were granted to him in 2018 that are scheduled to vest on the next regularly scheduled vesting date following the termination date; and

•

reimbursement for up to 18 months for the difference between his COBRA premiums and the monthly employee contribution amount that active similarly situated employees of the Company pay for the same or similar coverage.

If Mr. Wolford’s employment is terminated during the Protection Period other than for cause or he terminates his employment for good reason regardless of whether such Protection Period occurs before or after January 1, 2021, he will be entitled to the following:

•

a payment of an amount equal to two times the sum of (A) his base salary in effect for the year of the date of termination, and (B) his target bonus established for the year in which the termination occurs, which payment shall be paid in installments over a 24-month period; and

•	automatic acceleration of all outstanding time-based RSUs that have been granted to him and acceleration of the payout of any earned performance-vested RSUs; and
•

reimbursement for up to 18 months for the difference between his COBRA premiums and the monthly employee contribution amount that active similarly situated employees of the Company pay for the same or similar coverage.

For purposes of the employment agreement, “good reason” includes a material reduction of the executive’s base salary, a material diminution in the executive’s duties and status, changes in the location at which the executive is based and certain breaches of the agreement.  The definition of a “change of control” for purposes of the agreement would be deemed to occur upon the acquisition by any person or group of 60% or more of our outstanding shares, consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of our assets.  Finally, for purposes of the agreement, “cause” includes the executive’s breach of the agreement or certain policies of the Company, felony conviction, knowing falsification of reports filed with the SEC or any exchange on which our shares are listed, or failure to perform his or her duties as instructed by the board.

Employment Agreement with Chief Financial Officer -- On July 22, 2019, the Company entered into an employment agreement with Mr. Harris. The agreement has an initial term of two years, which term is automatically extended for successive two-year terms unless either party gives written notice to the other not later than 90 days prior to the expiration of the then-current term.  Under the employment agreement, Mr. Harris receives an annual base salary of $450,000 and an annual target bonus opportunity of no less than 75% of annual base salary and a maximum value of 112.5% of annual base salary. He also received certain sign-on equity awards consisting of the RSUs and PSUs, which were generally consistent with awards granted to our other executive officers during 2019. The employment agreement includes a 12-month post-employment noncompetition covenant and a 12-month post-employment non-solicitation covenant with respect to employees, contractors, clients and suppliers. Mr. Harris’ employment agreement provides for severance payments and benefits if the Company terminates his employment other than for cause or he terminates his employment for good reason, as defined in the agreement, subject to Mr. Harris’ execution and non-revocation of a release of claims in favor of the Company, its subsidiaries and affiliates.

Under the terms of the employment agreement, if Mr. Harris’ employment is terminated other than for cause (as defined in the employment agreement) or he terminates his employment for good reason (as defined in the employment agreement) other than during the 12-month period following the date of any change of control (the “Protection Period”), he will be entitled to the following:

•

a lump sum payment equal to the sum of (i) an amount equal to one and one-half times the sum of: (A) his base salary in effect immediately prior to the termination date, and (B) his target bonus established for the year in which the termination occurs, and (ii) an amount equal to the Company contributions that would be made for 12 months of benefits.

If Mr. Harris’ employment is terminated during the Protection Period other than for cause or he terminates his employment for good reason, he will be entitled to the following:

•

If a change of control occurs prior to July 22, 2020, a lump sum payment of an amount equal to the sum of (i) his base salary in effect immediately prior to the termination date, (ii) his target bonus established for the year in which the termination occurs, and (iii) an amount equal to the Company contributions that would be made for 12 months of benefits;

•

If a change of control occurs on or after July 22, 2020 but prior to July 22, 2021, a lump sum payment of an amount equal to (i) one and one-half times the sum (A) his base salary in effect immediately prior to the termination date, and (B) his target bonus established for the year in which the termination occurs, and (ii) an amount equal to the Company contributions that would be made for 18 months of benefits; and
•

If a change of control occurs on or after July 22, 2021, a lump sum payment of an amount equal to (i) two times the sum (A) his base salary in effect immediately prior to the termination date, and (B) his target bonus established for the year in which the termination occurs, and (ii) an amount equal to the Company contributions that would be made for 24 months of benefits.

For purposes of the employment agreement, “good reason” includes a material reduction of the executive’s base salary, a material diminution in the executive’s duties and status, changes in the location at which the executive is based and certain breaches of the agreement.  The definition of a “change of control” for purposes of the agreement would be deemed to occur upon the acquisition by any person or group of 60% or more of our outstanding shares, consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of our assets.  Finally, for purposes of the agreement, “cause” includes the executive’s breach of the agreement or certain policies of the Company, felony conviction, knowing falsification of reports filed with the SEC or any exchange on which our shares are listed, or failure to perform his or her duties as instructed by the board.

Severance and Change of Control Agreements with Other NEOs -- We have entered into severance and change of control agreements with each current Named Executive Officer other than Messrs. Wolford and Harris (the “Severance Agreements”). In connection with our Chapter 11 bankruptcy proceedings, each such executive waived his or her right to claim that our emergence from bankruptcy triggered a change of control of the Company (as defined in the Severance Agreements.) Other than as subject to the waivers, under the terms of the Severance Agreements and the applicable award agreements, if at any time prior to a change of control of the Company (as defined in the Severance Agreements), the Company terminates the executive’s employment other than for cause (as defined in the Severance Agreements) or the executive terminates his or her employment for good reason (as defined in the Severance Agreements), the executive will be entitled to the following:

•

a lump sum payment equal to the sum of (i) an amount equal to one year of the executive’s annual base salary in effect for the year of the date of termination, (ii) an amount equal to a pro-rated portion of the target bonus established for the executive for the year in which the termination occurs calculated through the date of termination, and (iii) an amount equal to the Company contributions that would be made for 12 months of benefits; and

•	retention of the LTIC awards and awards under the KEIP, which awards will pay out a pro-rated portion if and when the applicable performance conditions are satisfied; and
•

automatic acceleration of the vesting of any stock options, restricted stock, RSUs or PSUs that may be granted to the officer that are scheduled to vest within one year following the date of termination.

If a change of control of the Company occurs and the Company terminates the executive’s employment other than for cause, or the executive terminates his or her employment for good reason, during the 18-month period following the date of the change of control, the executive will be entitled to the following:

•

a lump sum payment equal to the sum of (i) an amount equal to two times the sum of: (A) the executive’s base salary in effect for the year of the date of termination, and (B) the target bonus established for the executive for the year in which the termination occurs, and (ii) an amount equal to the contributions that would be made for 24 months of benefits; and

•	automatic acceleration of the vesting of all unvested stock options, restricted stock, RSUs, PSUs, LTIC awards or target awards under the KEIP that were granted to the executive.

The Severance Agreements also include standard non-competition and non-solicitation language for a period of six months following termination of employment, as well as customary confidentiality and non-disparagement covenants.

For purposes of the Severance Agreements, “good reason” includes a material reduction of the executive’s base salary, a material diminution in the executive’s duties and status, changes in the location at which the executive is based and certain breaches of the agreement.  The definition of a “change of control” for purposes of the agreements would be deemed to occur upon the acquisition by any person or group of 50% or more of our outstanding shares, consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of our assets, or upon the individuals constituting our Board ceasing to constitute at least a majority of the Board.  Finally, for purposes of the agreements, “cause” includes the executive’s breach of the agreement or certain policies of the Company, felony conviction, knowing falsification of reports filed with the SEC or any exchange on which our shares are listed, or failure to perform his or her duties as instructed by the board.

The agreements have an initial term of two years, which terms are automatically extended for successive two-year terms unless either party gives written notice to the other not later than 90 days prior to the expiration of the then-current term.  The current term of the Severance Agreements will end on December 31, 2021 subject to the automatic renewal provision described above. Notwithstanding any non-extension notice given by the Company, (a) if a change of control occurs during the term of the Severance Agreement, the agreement shall continue in effect through the second anniversary of the change of control, and (b) the executive will continue to be entitled to the benefits of the agreement if a termination by the Company without “cause” or by the executive with “good reason” occurs during the two-year period beginning with January 1 of the year following the date of the non-extension notice.

No tax gross-ups.  Neither of the employment agreements nor any of the Severance Agreements contain “gross-up” provisions in the event that any payment to one of the covered executives would be subject to any excise tax under Section 4999 of the Internal Revenue Code.

Incentive Award Agreements – Impact of Termination of Employment and Change of Control.  The terms of our outstanding equity- and cash-based incentive award agreements (which include RSUs, PSUs, performance-based RSUs, and LTIC awards) generally provide for the following in connection with an award recipient’s termination of employment or a change of control (as defined in the stock incentive plan).

•

RSUs – Upon a change of control, any unvested RSUs shall continue to vest in accordance with the original vesting schedule but will become 100% vested upon the earlier of (i) the first anniversary of the change of control, or (ii) the award recipient’s termination of employment if he or she is terminated without cause or if he or she terminates for good reason on or after the change of control.  Upon an award recipient’s termination of employment without cause or if he or she terminates for good reason prior to a change of control, any unvested RSUs scheduled to vest within 12 months will immediately vest.  Upon an award recipient’s termination of employment under any other circumstances, any unvested RSUs are immediately forfeited.

•

PSUs – Upon a change of control occurring prior to December 31, 2021, the performance period applicable to the PSUs will end and the level of achievement of the performance goal and the percentage of earned PSUs will be determined as of the date of the change of control.  The earned PSUs will vest and pay out as follows: 75% shall vest and be settled within 30 days after the date of a change of control and the remaining 25% will become fully vested (subject to continued employment except as otherwise provided herein) on the earlier of (i) December 31, 2021, (ii) the first anniversary of the change of control, or (iii) the award recipient’s termination of employment if he or she is terminated without cause or if he or she terminates for good reason on or after the change of control.

•

Mr. Wolford’s Sign on RSUs and Performance-Based RSUs – Mr. Wolford’s RSUs and performance-based RSUs granted in December 2018 in connection with the execution of his employment agreement provide for the following:

o

RSUs: Upon a change of control, any unvested RSUs shall continue to vest in accordance with the original vesting schedule but will become 100% vested upon the earlier of (i) the first anniversary of the change of control, or (ii) Mr. Wolford’s termination of employment by the Company without cause or if he terminates for good reason on or after the change of control.  If Mr. Wolford’s employment is terminated by the Company without cause or if he terminates for good reason prior to a change of control, any unvested RSUs scheduled to vest within 12 months will immediately vest.  Upon Mr. Wolford’s termination of employment under any other circumstances, any unvested RSUs are immediately forfeited.

o

Performance-Based RSUs:  The vesting of the performance-based RSUs is only triggered by a change of control, occurring on or before December 31, 2020 with the number of RSUs vesting (between 0% and 100%, referred to as the “earned RSUs”) determined by reference to an IRR calculation on the date of the change of control. The IRR is determined by the actual annual pre-tax return of specified percentages, compounded annually, on a specified deemed share price. The earned PSUs will vest and pay out as follows: 75% shall vest and be settled within 30 days after the date of the change of control and the remaining 25% will become fully vested on the earlier of (i) the first anniversary of the consummation of the change of control, or (ii) Mr. Wolford’s termination of employment if he is terminated without cause or he terminates for good reason on or after the change of control.

•	Cash Awards:
o

2017 LTIC Awards: Upon a change of control, the performance metrics will be considered to be met and the unvested cash award will become fully vested on the effective date of the change of control, with payout as follows: 50% of each outstanding tranche will be paid within 5 days of the change of control and the remaining 50% of each outstanding tranche to be paid on the remaining “earliest payment date” applicable to such tranche as outlined in the award agreement, or, if earlier, on the award recipient’s termination date if he or she is terminated without cause or terminates for good reason prior to the sixth month anniversary of such change of control. Upon an award recipient’s termination of employment without cause or if he or she terminates for good reason prior to a change of control, then the portion of any unvested LTIC award that is earned will vest upon the Committee’s certification of the applicable performance metrics, if achieved by the outside date under the agreement.  Upon an award recipient’s termination of employment under any other circumstances, any unvested portions of the LTIC award are immediately forfeited.

o

2019 Retention Awards:  Upon a change of control, the Retention Awards shall continue to vest in accordance with the original vesting schedule but will become 100% vested upon the award recipient’s termination of employment if he or she is terminated without cause or if he or she terminates for good reason within six months after the change of control.  Any other termination of employment will result in forfeiture of the unvested Retention Awards.

___________________________

The following table quantifies the potential payments to our current NEOs under the contracts, arrangements or plans discussed above for various scenarios involving a change of control or termination of employment.

In accordance with SEC rules, the information below assumes a change of control or termination date of December 31, 2019 and reflects the arrangements in effect at that time. We have used the closing price of our common shares of $4.08 on December 31, 2019, as reported on the NYSE, for purposes of calculating the value of the unvested and accelerated RSUs, PSUs and performance-based RSUs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

	B. Wolford	J. Harris	M. Acuff	L. Buchanan	A. Seeliger
Change in Control
Accelerated RSUs	$—	—	—	—	—
Accelerated PSUs	816,000	311,432	166,323	246,651	188,019
Total	$816,000	311,432	166,323	246,651	188,019

Involuntary Termination without Cause or Termination by Executive with Good Reason prior to Change in Control
Cash severance payment	$4,000,000	1,181,250	680,000	787,500	861,913
Accelerated RSUs	272,001	83,048	150,083	222,568	169,659
Accelerated PSUs	—	—	—	—	—
Continued health, disability and life insurance benefits	31,766	22,771	22,771	14,909	22,771
Total	$4,303,767	1,287,069	852,854	1,024,977	1,054,343

Involuntary Termination without Cause or Termination by Executive with Good Reason following Change in Control
Cash severance payment	$2,800,000	787,500	1,360,000	1,575,000	1,541,913
Accelerated RSUs	816,000	415,242	450,252	667,708	508,980
Accelerated PSUs	816,000	415,242	221,764	328,868	250,692
Continued health, disability and life insurance benefits	31,766	22,771	45,542	29,819	45,542
Total	$4,463,766	1,640,755	2,077,558	2,601,395	2,347,127

Separation Agreement with Mr. Boots. Mr. Boots departed from the Company effective June 30, 2019. On March 26, 2019, Mr. Boots and the Company entered into a Separation Agreement to provide for the orderly transition of Mr. Boots’ departure. Pursuant to the terms of the Separation Agreement, upon his termination of employment and execution of a waiver and release in favor of the Company, Mr. Boots received the following severance benefits: (a) a severance payment of $694,122, (b) vesting of 27,275 RSUs, which vested upon his termination pursuant to the terms of the RSU agreement, (c) retention of a pro-rata portion of his KEIP award granted in 2018 and his LTIC awards granted in 2016 and 2017, which remained subject to the applicable performance conditions, and (d) payment of the final installment of his 2017 retention bonus due in 2019.  For six months following his termination, Mr. Boots remained subject to certain nondisclosure, noncompetition, nonsolicitation and assistance with claims obligations.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO, Mr. Wolford. For 2019:

•	the annual total compensation of the employee identified at median of our Company (other than our CEO) was $145,330; and
•	the annual total compensation of Mr. Wolford, as reflected in the 2019 Summary Compensation Table above, was $1,352,480.

Based on this information, for 2019 the ratio of the annual total compensation of Mr. Wolford to the median of the annual total compensation of all employees was estimated to be approximately 9 to 1.

This pay ratio is a reasonable estimate calculated in accordance with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their particular compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of Mr. Wolford and our median employee, we used the following methodology, material assumptions, adjustments and estimates:

•

We identified our median-compensated employee from all full-time, part-time and temporary workers (with the exception of our non-U.S., local, shore-based employees as described below) who were included as employees on our payroll records as of December 31, 2019, based on actual base salary, overtime and bonuses paid for calendar year 2019. We believe the use of such cash compensation for all employees is a consistently-applied compensation measure because we do not widely distribute equity awards to employees.

•	We determined that, as of December 31, 2019, our employee population for purposes of this pay ratio calculation consisted of approximately 756 individuals globally.
•	Compensation for newly-hired employees who worked less than a full year was annualized. We did not make any cost of living adjustments in identifying the median employee.
•

We excluded our non-U.S., local, shore-based employees as permitted under SEC’s 5% “de minimis exemption.” Pursuant to this exemption, we have excluded two (2) employees in Luxembourg, one (1) employee in Brazil and four (4) employees in Nigeria.

•

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table.

DIRECTOR COMPENSATION

Upon our emergence from our Chapter 11 proceedings in November 2018, our Board members were classified as Class A directors (comprised of four directors) and Class B directors (comprised of three directors).  Our Class B directors are chosen by certain of our shareholders pursuant to the Governance Agreement and do not receive any compensation from the Company for their service on our Board. In December 2018, the Board approved the following compensation program for the non-employee Class A directors (other than our Chairman): (i) an annual retainer for Board service of $75,000, (ii) an annual retainer for the Audit Committee chair (inclusive of the committee member annual retainer) of $35,000, (iii) an annual retainer for the Compensation Committee chair (inclusive of the committee member annual retainer) of $25,000, and (v) an annual retainer for committee membership of $15,000.  Cash fees are paid quarterly on the last day of each calendar quarter. The Company also pays the reasonable out-of-pocket expenses incurred by each director in connection with attending Board and committee meetings.

Mr. Ralls, our Chairman of the Board, who is a Class A director and also serves as chair of our Nominating and Corporate Governance Committee, receives no cash compensation for his service on our Board.  In December 2018, the Board approved a one-time grant of 150,000 RSUs to Mr. Ralls, which represents the entirety of his compensation for service on our Board. The award, which was made pursuant to the terms of the 2018 Plan, is comprised 50% time-based RSUs that vest one-third over three years commencing on the second anniversary of the grant date, and 50% performance-based RSUs that vest only in connection with a change of control of the Company based on the Company meeting a certain performance target on the date of such change of control. The vesting of the performance-based RSUs is only triggered by a change of control, with the number of RSUs vesting (between 0% and 100%, referred to as the “earned RSUs”) determined by an IRR calculation on the date of the change of control.  The IRR is determined by the actual annual pre-tax return of specified percentages, compounded annually, on a specified deemed share price.  The earned PSUs will vest and pay out within 30 days after the date of the change of control.

Under our current director compensation program, upon joining the Board and annually thereafter, each non-employee Class A director (other than the Chairman) receives a grant of RSUs. All such grants of RSUs are made pursuant to the terms of the 2018 Plan and the annual grants are generally made in December of each year.  For the RSUs granted in 2018, the RSUs settle in shares and vest one-half per year over two years, subject to immediate vesting on the occurrence of a change of control. In December 2019, in light of the substantial drop in our stock price and to prevent excessive dilution, the Compensation Committee approved the following changes to our director compensation program:

•

the number of RSUs granted each year will be based on a fixed number of shares, which for the 2019 grant was set at 3,750, and which award will fully vest on the first anniversary of the grant date; and

•

in addition to the stock award, the non-employee Class A directors will receive a time-based cash award of $50,000, which will vest and pay out on December 31, 2020, provided the director remains a member of the Board on that date.

In May 2019, the Board adopted stock ownership guidelines requiring our non-employee Class A directors to accumulate our common shares worth five times the annual cash retainer paid to the non-employee Class A directors within a five-year period.  Although the Chairman does not receive a cash retainer, his ownership requirement is based on the amount of the annual cash retainer paid to the other non-employee Class A directors for Board service.  Vested and unvested RSUs issued to the directors are counted toward these stock ownership guidelines; however, unearned performance-based RSUs are not counted toward the guidelines.  Each of our non-employee Class A directors has until May 20, 2024 to reach his target ownership level.  Until the ownership levels are met, our non-employee Class A directors are expected to retain 50% of the shares issued upon the vesting of equity awards granted by the Company.  As of December 31, 2019 and based on the average closing price of our common shares for the year ended December 31, 2019 of $4.08, Mr. Ralls has met the stock ownership guidelines applicable to him.

2019 Director Compensation

The table below summarizes the compensation paid by us to our non-employee Class A directors for their service during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
W. Matt Ralls(1)	-	-	0
John V. Simon	127,833	11,213	139,046
David N. Weinstein	137,667	11,213	148,880

_______________________

(1)	Mr. Ralls receives no cash compensation for his service on our Board and received a one-time grant of RSUs in December 2018, as described above.
(2)

On December 12, 2019, each non-employee Class A director was granted 3,750 RSUs.  The amounts reflect the aggregate grant date fair value of the RSUs, which are valued on the date of grant, or the previous trading day if no sales occur on that date, at the closing sale price per share of our common shares.  As of December 31, 2019, our non-employee Class A directors held the following unvested RSUs: Mr. Ralls: 75,000 RSUs and 75,000 performance-based RSUs, Mr. Simon: 7,500 RSUs, and Mr. Weinstein: 7,500 RSUs.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below shows the number and percentage of our outstanding common shares beneficially owned by each of our current directors and Named Executive Officers and all of our directors and executive officers as a group as of March 6, 2020. Common shares do not differ in voting rights.

	Beneficially Owned
	Common Shares
	Number of
Directors and Executive Officers	shares	Percentage (a)
Directors
W. Matt Ralls	0	*
Bouk van Geloven	0	*
Donald Platner	0	*
Kiran Ramineni	0	*
John V. Simon	26,250	*
David Weinstein	3,750	*
Bernie G. Wolford Jr.	30,000	*

Named Executive Officers (b)
Michael D. Acuff	36,901	*
Lisa Manget Buchanan	54,665	*
James W. Harris	40,355	*
Anthony C. Seeliger	41,704	*
Johannes P. Boots(c)	35,000	*
All executive officers and directors as a group (13 persons)	285,731	*

*Less than 1%.

(a)Based on issued and outstanding shares of 75,198,547 as of March 6, 2020.

(b)Information for Mr. Wolford appears above under “Directors.”

(c)Mr. Boots resigned from the Company effective June 30, 2019.

The following table sets forth information as of March 6, 2020 for each person known to us to beneficially own five percent or more of our outstanding common shares.  Each common share entitles the holder thereof to one vote at a general meeting of our shareholders; common shares do not differ in voting rights:

	Beneficially Owned Common Shares
	Number of
Name	shares	Percentage(1)
Strategic Value Partners, LLC(2)	19,986,519	26.6%
Avenue Capital Management II, L.P.(3)	19,259,574	25.6
Abrams Capital Management, L.P.(4)	7,414,537	9.9
FMR LLC(5)	5,420,912	7.2
Tor Asia Credit Master Fund LP(6)	4,513,814	6.0
Whitebox Advisors LLC(7)	4,311,334	5.7
Quantum Pacific (Gibraltar) Limited(8)	3,842,729	5.1

(1)	Based on issued and outstanding shares of 75,198,547 as of March 6, 2020.
(2)

(a) Based on a Schedule 13G/A Report dated February 13, 2020 that this investor filed with the SEC and information provided to the Company by this investor.  This investor indicated that it shares voting and dispositive power with respect to all of the above-listed shares.  In addition, in this report, the investor indicated that the above-listed shares consist of: (i) 2,651,578 shares directly held by Kings Forest S.à r.l., (ii) 5,488,433 shares directly held by Queens Gate S.à r.l., (iii) 6,204,597 shares directly held by Rathgar S.à r.l., (iv) 5,641,911 shares directly held by Yellow Sapphire S.à r.l. (each an “SVP Fund” and collectively, the “SVP Funds”).

(b) In addition, the report indicates: (i) Strategic Value Partners, LLC is the investment manager of, and exercises investment discretion over Strategic Value Master Fund, Ltd., a Cayman Islands exempted company, which has an ownership interest in Field Point (Europe) II, LLC, a Delaware limited liability company, which has an ownership interest in Field Point IV, S.à r.l., a Luxembourg limited liability company, which has an ownership interest in Queens Gate, S.à r.l., a Luxembourg limited liability company, and Strategic Value Partners, LLC is indirectly majority owned and controlled by Mr. Khosla; (ii) SVP Special Situations III LLC (“Special Situations III”) is the investment manager of, and exercises investment discretion over Strategic Value Special Situations Master Fund III, L.P., a Cayman Islands exempted limited partnership, which has an ownership interest in Blue Sapphire, S.à r.l., a Luxembourg limited liability company, which has an ownership interest in Yellow Sapphire, S.à r.l., a Luxembourg limited liability company, and Strategic Value Partners, LLC is the managing member of Special Situations III, and Strategic Value Partners, LLC and Special Situations III are both indirectly majority owned and controlled by Mr. Khosla; (iii) SVP Special Situations IV LLC (“Special Situations IV”) is the investment manager of, and exercises investment discretion over Strategic Value Special Situation Master Fund IV, L.P., a Cayman Islands exempted limited partnership, which has an ownership interest in Ranelagh, S.à r.l., a Luxembourg limited liability company, which has an ownership interest in Rathgar, S.à.r.l., a Luxembourg limited liability company, and Strategic Value Partners, LLC is the managing member of Special Situations IV, and Strategic Value Partners, LLC and Special Situations IV are both indirectly majority owned and controlled by Mr. Khosla; and (iv) SVP Special Situations III-A LLC (“Special Situations III-A”) is the investment manager of, and exercises investment discretion over Strategic Value Opportunities Fund, L.P., a Cayman Islands exempted limited partnership, which has an ownership interest in Kings Valley, S.à r.l., a Luxembourg limited liability company, which has an ownership interest in Kings Forest, S.à r.l., a Luxembourg limited liability company, and Strategic Value Partners, LLC is the managing member of Special Situations III-A, and Strategic Value Partners, LLC and Special Situations III-A are both indirectly majority owned and controlled by Mr. Khosla.

(c) Except for Mr. Khosla, each “Reporting Person” listed in the report disclaimed beneficial ownership of all common shares owned directly by the SVP Funds.  Mr. Khosla is the sole member of Midwood Holdings, LLC, which is the managing member of Strategic Value Partners, LLC and is also the indirect majority owner and control person of Strategic Value Partners, LLC, Special Situations III and Special Situations III-A.  Mr. Khosla is also the Chief Investment Officer of Strategic Value Partners, LLC. As such, he may be deemed to control the voting and dispositive decisions with respect to the above-listed common shares made by Strategic Value Partners, LLC, Special Situations III, Special Situations IV and Special Situations III-A and may therefore be deemed to be the beneficial owner of the common shares reported above.

(d) Pursuant to the Governance Agreement, the SVP Funds and certain funds affiliated with Avenue Capital Group, LLC (the “Avenue Holders”) have agreed with one another to vote their common shares to elect members of the Pacific Drilling Board of Directors as set forth therein.  Because of the relationship between the SVP Funds and the Avenue Holders as a result of the Governance Agreement, Strategic Value Partners, LLC, Special Situations III, Special Situations IV, Special Situations III-A and Mr. Khosla may be deemed pursuant to Rule 13d-3 under the Exchange Act to beneficially own 39,246,093 Pacific Drilling common shares (inclusive of the above-reported shares for Strategic Value Partners, LLC), which represents 52.19% of the total number of outstanding common shares of Pacific Drilling as of March 6, 2020.  The address for each of the foregoing entities is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830.

(3)

(a) Based on a Schedule 13G/A Report dated February 12, 2020 that this investor filed with the SEC.  In this report, this investor indicated that it shared voting and dispositive power with respect to all of the above-listed shares.  In addition, in this report, this investor indicated that the above-listed shares are held directly by: (i) Avenue Energy Opportunities Fund, L.P., Avenue Energy Opportunities Fund II, L.P., Avenue PPF Opportunities Fund, L.P., Avenue Special Opportunities Fund II, L.P. and Avenue Strategic Opportunities Fund, L.P. (the “U.S. Funds”) and (ii) Avenue ASRS Europe Opportunities Fund, L.P., Avenue Europe Opportunities Master Fund, L.P., Avenue Europe Special Situations Fund III (Euro), L.P. and Avenue Europe Special Situations Fund III (U.S.), L.P. (the “Europe Funds” and together with the U.S. Funds, the “Avenue Funds”).

(b) Avenue Capital Management II, L.P. is the investment manager of the U.S. Funds and may be deemed to have voting and dispositive power over the 13,973,624 common shares owned by such entities.  Avenue Europe

International Management, L.P. is the investment manager of the Europe Funds and may be deemed to have voting and dispositive power over the 5,285,950 common shares owned by such entities.  Avenue Capital Management II GenPar, LLC is the general partner of Avenue Capital Management II, L.P., and Avenue Europe International Management GenPar, LLC is the general partner of Avenue Europe International Management, L.P. Mr. Marc Lasry is the managing member of Avenue Capital Management II GenPar, LLC and Avenue Europe International Management GenPar, LLC.  In this report, except for Mr. Lasry, each “Reporting Person” disclaimed beneficial ownership of all common shares owned directly by the Avenue Funds. Mr. Lasry is deemed to be the indirect beneficial owner of the shares reported by the Avenue Funds by reason of his ability to direct the vote and/or disposition of such securities, and his pecuniary interest in such shares (within the meaning of Rule 16a-1(a)(2) under the Exchange Act) is a fractional interest in such amount.

(c) Pursuant to the Governance Agreement, the Avenue Funds and certain funds affiliated with Strategic Value Partners, LLC (the “SVP Funds”) have agreed with one another to vote their common shares to elect members of the Pacific Drilling Board of Directors as set forth therein. Because of the relationship between the Avenue Funds and the SVP Funds as a result of the Governance Agreement, Avenue Capital Management II, L.P., Avenue Capital Management II GenPar, LLC, Avenue Europe International Management, L.P., Avenue Europe International Management GenPar, LLC and Marc Lasry may be deemed, pursuant to Rule 13d-3 under the Exchange Act to beneficially own 39,246,093 Pacific Drilling common shares (inclusive of the above-reported shares for Avenue Capital Management II, L.P.), which represents 52.19% of the total number of outstanding common shares of Pacific Drilling as of March 6, 2020.  The address of each of the foregoing entities is c/o Avenue Capital Management II, L.P., 11 West 42nd Street, 9th Floor, New York, NY 10036.

(4)

(a) Based on a Schedule 13G/A Report dated February 13, 2020 that Abrams Capital Management, L.P. (“Abrams CM LP”) filed with the SEC.  In this report, Abrams CM LP indicated that it: (i) shared voting and dispositive power with respect to all of the above-listed shares with each of Mr. David Abrams and Abrams Capital Management, LLC (“Abrams CM LLC”), (ii) shared voting and dispositive power with respect to 5,974,140 shares with Abrams Capital Partners II, L.P. (“ACP II”), and (iii) shared voting and dispositive power with respect to 7,019,436 shares with Abrams Capital, LLC (“Abrams Capital”).

(b) Shares reported herein for Abrams Capital represent shares beneficially owned by ACP II and other private investment funds for which Abrams Capital serves as general partner. Shares reported herein for Abrams CM LP and Abrams CM LLC represent the above-referenced shares beneficially owned by ACP II and shares beneficially owned by other private investment funds, for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. Shares reported herein for Mr. Abrams represent the above referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM, LLC. In this report, each “Reporting Person” disclaimed beneficial ownership of the common shares reported, except to the extent of its or his pecuniary interest therein. The address for each of the foregoing entities is c/o Abrams Capital Management, L.P., 222 Berkeley Street, 21st Floor, Boston, MA 02116.

(5)

Based on a Schedule 13G/A Report dated February 7, 2020 that this investor filed with the SEC.  In this report, this investor indicated that it held sole voting power with respect to 2,421,468 of the common shares reported, and sole dispositive power with respect to all of the above-listed shares.  Ms. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(6)

Based on a Schedule 13G/A Report dated as of January 24, 2020 that this investor filed with the SEC.  In this report, the investor indicated that Tor Investment Management (Hong Kong) Limited (“Tor”) may be deemed the beneficial owner of the shares held by Tor Asia Credit Master Fund LP (the “Master Fund”). In addition,

Messrs. Patrik Lennart Edsparr and Christopher Louis Mikosh are the majority owners of Tor.  By virtue of their relationship with Tor, Messrs. Edsparr and Mikosh may be deemed to beneficially own the common shares owned directly by the Master Fund.  In this report, the investor further indicated that, as of December 31, 2019, Tor, the Master Fund and Messrs. Edsparr and Mikosh share voting and dispositive power with respect to all of the above-listed shares.  The address of the Master Fund is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of Tor and Messrs. Edsparr and Mikosh is Henley Building 19/F, 5 Queen’s Road Central, Hong Kong.

(7)

Based on a Schedule 13G/A Report dated as of February 14, 2020 that this investor filed with the SEC and information provided to the Company by this investor. In the Schedule 13G Report, the investor indicated that, as of December 31, 2019, all of the above-listed common shares reported for Whitebox Advisors LLC were held in the accounts of Whitebox Advisors LLC’s clients, none of which individually own more than 5% of the Company’s common shares. In addition, as of December 31, 2019, Whitebox Advisors LLC shared with Whitebox General Partner LLC voting and dispositive power with respect to all of the above-listed shares. The address of each of the foregoing entities is 3033 Excelsior Boulevard, Suite 500, Minneapolis, MN 55416.

(8)

Based on a Schedule 13G Report dated as of January 17, 2019 that this investor filed with the SEC.   In this report, the investor indicated that, as of December 31, 2018, it shared voting and dispositive power with respect to all of the above-listed shares.  Quantum Pacific (Gibraltar) Limited is a Gibraltar company and wholly-owned indirect subsidiary of Quantum Pacific International Limited, the indirect ultimate owner of which is a discretionary trust in which Mr. Idan Ofer is the beneficiary. The address for Quantum Pacific (Gibraltar) Limited is 57/63 Line Wall Road, Gibraltar GX11 1AA and for Quantum Pacific International Limited is c/o Quantum Pacific Monaco SARL, 7 Avenue de Grande Bretagne, MC 98000, Monaco.

To our knowledge, as of March 6, 2020, there were no arrangements the operation of which may at a subsequent date result in a change of control of the Company.  Pursuant to our Articles, any two Class B directors may enter into Acquisition Contracts (as defined in the Articles) on behalf of the Company, subject to certain conditions.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans as of December 31, 2019:

	Number of		Number of
	Securities to Be	Weighted-Average	Securities
	Issued upon Exercise	Exercise Price of	Remaining Available
	of Outstanding	Outstanding	for Future
	Options, Warrants	Options, Warrants	Issuance under
Plan Category	and Rights	and Rights	Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	2,255,548(2)	—	5,170,063
Total	2,255,548	—	5,170,063

_______________________

(1)Reflects awards under our 2018 Omnibus Stock Incentive Plan (the “2018 Plan”).

(2)Includes our common shares issuable upon the vesting of 1,880,725 time-based RSUs, performance-based RSUs, and performance share units (PSUs) at maximum performance levels. These awards are not reflected in the middle column above because they do not have an exercise price.

The 2018 Plan was approved by our Board on November 28, 2018. Because we qualified as a “foreign private issuer” through December 31, 2019, we were exempt from the requirements of Section 303A of the NYSE’s listing standards requiring shareholder approval of equity plans.  The 2018 Plan provides for the award of equity-based incentives to our officers, employees, consultants and directors.  The 2018 Plan is administered by our Board, which may delegate some of its authority to the Compensation Committee or one or more officers or directors, subject to certain exceptions. The Board may make awards of qualified or nonqualified stock options with a maximum term of 10 years, restricted stock or restricted stock units, stock appreciation rights, and other equity-based awards.  An aggregate 7.5 million common shares may be issued under the 2018 Plan.  Shares subject to awards that are forfeited, expired or terminated shall again be available to be delivered pursuant to awards under the 2018 Plan, but shares surrendered in payment of the exercise price of options or stock appreciation rights or in payment of withholding taxes are not eligible for reissuance under the 2018 Plan.  The 2018 Plan may be amended or terminated at any time by the Board, subject to any shareholder approval that may be required under applicable laws or NYSE listing requirements.  In addition, no amendment may materially impair an award previously granted without the consent of the award recipient.  Unless sooner terminated, no award may be granted under the 2018 Plan after November 28, 2028.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policies and Procedures

The Board has adopted written policies and procedures with respect to related party transactions, which provide that any transaction, arrangement or relationship in which the Company is or will be a participant and in which a director, executive officer or other related person has or will have a direct or indirect interest, with limited exceptions, must be reviewed and approved, or ratified, by the Audit Committee, or in certain circumstances, the Chair of the Audit Committee.  Any such related party transactions will only be approved or ratified if the Audit Committee, or Chair as applicable, determines that such transaction is in the best interests of the Company and its shareholders.  The Chair of the Audit Committee reports to the Audit Committee at its next meeting any approval under the policy given pursuant to the authority delegated to the Chair under the policy.  The Audit Committee will also, on an annual basis, review and assess ongoing relationships with each related person to ensure that they continue to be in compliance with such policy.

Governance Agreement

The Company has entered into a Governance Agreement dated as of November 19, 2018 with certain holders of its shares, defined therein as the Avenue Parties, the SVP Parties, and the Other Lenders.

Nomination Provisions. Pursuant to the Governance Agreement, until the Nomination Termination Time, defined below, the Avenue Parties have the right to nominate one Class B Director, the SVP Parties have the right to nominate one Class B Director and the Other Lenders have the right to nominate one Class B Director. Each of such parties also has the right to fill a vacancy with respect to its Class B director nominee.

The “Nomination Termination Time” means the first such time that it becomes known to the Company that any of (i) the Avenue Parties (collectively and in the aggregate with each other), (ii) the SVP Parties (collectively and in the aggregate with each other) or (iii) the Other Lenders (collectively and in the aggregate with each other), hold, beneficially or of record, and have the power to vote or direct the voting of, 10% or less (the “Ownership Threshold”) of the then issued and outstanding shares of the Company. Whichever of the Avenue Parties, SVP Parties or Other Lenders, as applicable, whose holdings of shares of the Company first becomes known to the Company to cease to exceed the Ownership Threshold is referred to as the “Triggering Party.”

During the period beginning at the Nomination Termination Time and ending at the convening of the first general meeting after the Nomination Termination Time, if the Board requests in writing the resignation of the former Class B director who was nominated by the Triggering Party, then each of the Avenue Parties, SVP Parties and Other Lenders has agreed to take all necessary actions to cause such director to resign or otherwise be removed from office as a director.

Each of the Avenue Parties and the SVP Parties agreed with one another to cooperate in facilitating the actions and rights in the Governance Agreement, including voting their Company common shares in favor of their respective Class B director nominees. The Company agreed to cooperate in facilitating the actions and rights in the Governance Agreement, including providing the highest level of support for the election of the Class B director nominees as it provides to any other individual standing for election as part of the Company’s slate of directors.

Board Observer Rights. The parties to the Governance Agreement (each, an “Observer Shareholder”) each have the right to designate a Board observer until the first such time that it becomes known to the Company that an Observer Shareholder (together with its Permitted Transferees as defined in the agreement) ceases to hold beneficially or of record and have the power to vote or direct the voting of, at least such Observer Shareholder’s Original Percentage Threshold. “Original Percentage Threshold” means, with respect to any Observer Shareholder, the lesser of (a) five percent (5%) of the issued and outstanding shares of the Company or (b) fifty percent (50%) of the shares of the Company such Observer

Shareholder together with its Permitted Transferees collectively held, beneficially or of record, and had the power to vote or direct the voting of, at the close of business on the date of the Governance Agreement.  The SVP Parties have exercised this right and have designated a Board observer to our Board.

Additional Share Capital Authorization. Each of the Company, the Avenue Parties and the SVP Parties has agreed with one another that it will take all necessary actions to cause the Articles to be amended as promptly as practicable, following a request therefor by any of the Company, the Avenue Parties or the SVP Parties, to provide for the authority of the Board to increase the Company’s then current share capital once or more up to $1.0 million (represented by up to an aggregate of 100.0 million authorized shares) (such amount including the current share capital of the Company of $825,000) by the issue of new shares having the same rights as the existing shares, or without any such issue.

Waiver of Corporate Opportunity. The agreement contains a broad corporate opportunity waiver by the Company in favor of the shareholders party to the agreement and certain related persons as described in the agreement.

Confidential Information. The Class B directors and Board observers may, upon request of the party that designated them, share Company confidential information with the designating party, subject to the designating party entering into a confidentiality agreement with the Company.

The foregoing description of the Governance Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the Governance Agreement, which is incorporated by reference as an Exhibit to this annual report.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement, dated as of November 19, 2018 with Quantum Pacific (Gibraltar) Limited and the shareholders party to the Governance Agreement, with respect to the Registrable Securities (as defined in the Registration Rights Agreement). Pursuant to the agreement, the Company filed a registration statement on Form F-1, declared effective on December 26, 2018, and included in it the Registrable Securities of each holder who requested inclusion therein of some or all of such holder’s Registrable Securities. In March 2019, the Company filed a registration statement on Form F-3, declared effective on March 22, 2019, which combined the unsold common shares previously registered with an additional number of shares entitled to be registered, to enable an aggregate of 54,772,274 common shares to be offered pursuant to the combined prospectus contained in the registration statement on Form F-3. In connection with the Company no longer qualifying to report under the U.S. federal securities laws as a foreign private issuer effective January 1, 2020, promptly after filing this annual report on Form 10-K, the Company intends to file a post-effective amendment to the Form F-3 on Form S-3.

The shelf registration statement may be amended, among other things, under the circumstances specified in the agreement, to register Registrable Securities that were not previously included in the shelf registration statement and must be amended or replaced by an automatic shelf registration statement if and after the Company becomes eligible to use one. The Company will use its reasonable best efforts to keep the shelf registration statement continuously effective. The agreement also contains provisions permitting underwritten shelf resale transactions with an anticipated aggregate offering price to the public of at least $150.0 million.

In addition, the agreement grants certain demand registration rights to parties beneficially owning at least 10% of the Company’s shares, provided that the anticipated aggregate offering price to the public is at least $150.0 million or at least 20% of the then-outstanding Registrable Securities (for the party exercising the demand registration right along with other holders entitled to have their shares registered along with the initiating holder). The agreement also contains customary “piggyback” registration rights if the Company proposes to file a registration statement with respect to an offering of its shares.

The agreement contains customary conditions, restrictions, suspension periods, blackout periods and ancillary requirements and customary indemnification and contribution provisions. The Company will generally pay all registration expenses other than underwriting fees, discounts, commissions, transfer taxes or similar taxes or charges. The agreement terminates with respect to any holder when the holder ceases to hold Registrable Securities (except with respect to certain indemnification and information rights).

The foregoing description of the Registration Rights Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the Registration Rights Agreement, which is incorporated by reference as an Exhibit to this annual report.

Director Independence

The Company’s Board has determined that all of our directors other than our Chief Executive Officer Mr. Wolford Jr. are independent as defined under the standards of the NYSE, namely, Donald Platner, W. Matt Ralls, Kiran Ramineni, John V. Simon, David Weinstein and Bouk van Geloven.  In addition, our Board determined that Daniel Han and Edward H. Burdick, who resigned from our Board in November 2019 and February 2020, respectively, were independent. Members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee all meet the independence requirements of the NYSE.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by KPMG LLP, an independent registered accounting firm and our principal external auditors, for the periods indicated.

	Years ended December 31,
	2019	2018
	(in thousands)
Audit fees(a)	$1,778	$2,146
Audit-related fees(b)	—	—
Tax fees(c)	—	—
All other fees(d)	—	—
Total	$1,778	$2,146

(a)

Audit fees represent professional services rendered for the audit of our annual consolidated financial statements and services provided by the principal accountant in connection with statutory and regulatory filings or engagements.

(b)

Audit-related fees consist of assurance and related services rendered by the principal accountant related to the performance of the audit or review of our consolidated financial statements, which have not been reported under audit fees above.

(c)	Tax fees represent fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
(d)	All other fees include services other than audit fees, audit-related fees and tax fees set forth above.

Audit Committee’s Pre-Approval Policies and Procedures

In order to monitor the continued independence of the Company’s independent auditor, the Audit Committee has adopted in its charter a policy requiring that the Committee pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors, with the pre-approval to be given by the Committee or pursuant to a policy approved by the Committee. The Committee has adopted a pre-approval policy. Under the policy, the Audit Committee annually retains an independent auditor and pre-approves the scope of all audit services and specified services related to the audit, such as reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q. The Chair or the full Committee must pre-approve the independent auditor firm’s engagement with respect to registration statements and comfort letters. Non-audit services may be pre-approved by the Chair of the Committee after the Company’s chief accounting officer and the independent audit firm determine that a project is appropriate and permissible. Any decision of the Audit Committee Chair pursuant to the pre-approval policy must be reported to the full Audit Committee at its next scheduled meeting.

All services provided by the principal external auditors for the years ended December 31, 2019, 2018 and 2017 were approved by the Audit Committee pursuant to its charter and the pre-approval policy.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Index to Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(3) Exhibits

The following documents are the exhibits to this Form 10-K. We will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed below upon payment of a fee equal to the Company’s reasonable expenses in furnishing such exhibit. Such requests should be addressed to: Pacific Drilling S.A., Attention: Investor Relations, 11700 Katy Freeway, Suite 175, Houston, Texas 77079.

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed

2.1	Modified Fourth Amended Joint Plan of Reorganization for Pacific Drilling S.A. and Certain of Its Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 746], dated October 31, 2018		6-K	001-35345	11/5/18
2.2	Order Confirming the Debtors’ Modified Fourth Amended Joint Plan of Reorganization, as entered by the Bankruptcy Court on November 2, 2018 [Docket No. 746]		6-K	001-35345	11/5/18
2.3

Amended Joint Plan of Liquidation/Reorganization for Pacific Drilling Services, Inc. and Pacific Drilling VIII Limited Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 30], dated as of January 22, 2019

			20-F	001-35345	3/12/19
2.4	Order Confirming the Debtors’ Amended Joint Plan of Liquidation/Reorganization, as entered by the Bankruptcy Court on January 30, 2019 [Docket No. 881]		20-F	001-35345	3/12/19
3.1	Coordinated Articles of Association of Pacific Drilling S.A., dated June 4, 2019		6-K	001-35345	8/13/19
4.1

Indenture, dated September 26, 2018, between Pacific Drilling First Lien Escrow Issuer Limited and Wilmington Trust, National Association as Trustee and Collateral Agent relating to the Company’s 8.375% First Lien Notes due 2023

			6-K	001-35345	9/28/18
4.2	Form of 8.375% First Lien Note due 2023		6-K	001-35345	9/28/18
4.3

First Supplemental Indenture, dated November 19, 2018, between Pacific Drilling S.A. and Wilmington Trust, National Association as Trustee and Collateral Agent relating to the Company’s 8.375% First Lien Notes due 2023

			6-K	001-35345	11/20/18
4.4

Second Supplemental Indenture, dated November 19, 2018, between Pacific Drilling S.A., the Guarantors named therein and Wilmington Trust, National Association as Trustee and Collateral Agent relating to the Company’s 8.375% First Lien Notes due 2023

			6-K	001-35345	11/20/18
4.5

Indenture, dated September 26, 2018, between Pacific Drilling Second Lien Escrow Issuer Limited and Wilmington Trust, National Association as Trustee and Junior Lien Collateral Agent relating to the Company’s 11.000% / 12.000% Second Lien PIK Notes due 2024

			6-K	001-35345	9/28/18
4.6	Form of 11.000% / 12.000% Second Lien PIK Note due 2024		6-K	001-35345	9/28/18

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed

4.7

First Supplemental Indenture, dated November 19, 2018, between Pacific Drilling S.A. and Wilmington Trust, National Association as Trustee and Junior Lien Collateral Agent relating to the Company’s 11.000% / 12.000% Second Lien PIK Notes due 2024

			6-K	001-35345	11/20/18
4.8

Second Supplemental Indenture, dated November 19, 2018, between Pacific Drilling S.A., the Guarantors named therein and Wilmington Trust, National Association as Trustee and Junior Lien Collateral Agent relating to the Company’s 11.000% / 12.000% Second Lien PIK Notes due 2024

			6-K	001-35345	11/20/18
4.9

Intercreditor Agreement, dated as of November 19, 2018, between Wilmington Trust, National Association, in its capacity as First Lien Collateral Agent, and Wilmington Trust, National Association, in its capacity as Junior Lien Collateral Agent, and acknowledged and agreed to by the Company and the Grantors named therein

			6-K	001-35345	11/20/18
4.10	Description of the Registrant’s securities registered under Section 12 of the Securities Exchange Act of 1934	X
10.1	Governance Agreement by and among Pacific Drilling S.A. and certain shareholders party thereto, dated as of November 19, 2018		6-K	001-35345	11/20/18
10.2	Registration Rights Agreement, dated as of November 19, 2018, by and among the Company and the shareholders party thereto		6-K	001-35345	11/20/18
10.3	Revolving Credit Agreement, dated as of February 7, 2020, between Pacific Drilling S.A., Angelo Gordon Energy Services, LLC, as administrative agent, and the lenders party thereto		8-K	001-35345	2/11/20
10.4*	Form of Notice of Long Term Incentive Cash Award for executive officers for 2017 grants	X
10.5*	Pacific Drilling S.A. 2018 Omnibus Stock Incentive Plan		S-8	333-228582	11/28/18
10.6*	Form of Restricted Stock Unit Agreement between Pacific Drilling S.A. and each of its executive officers (other than Mr. Wolford) for 2019 grants	X
10.7*	Form of Performance Share Unit Agreement between Pacific Drilling S.A. and each of its executive officers (other than Mr. Wolford) for 2019 grants	X
10.8*	Restricted Stock Unit Agreement between Pacific Drilling S.A. and Bernie G. Wolford Jr. dated December 20, 2018	X
10.9*+	Performance-Based Restricted Stock Unit Agreement between Pacific Drilling S.A. and Bernie G. Wolford Jr. dated December 20, 2018	X
10.10*	Restricted Stock Unit Agreement between Pacific Drilling S.A. and W. Matt Ralls dated December 20, 2018	X

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed

10.11*+	Performance-Based Restricted Stock Unit Agreement between Pacific Drilling S.A. and W. Matt Ralls dated December 20, 2018	X
10.12*	Form of Restricted Stock Unit Agreement between Pacific Drilling S.A. and each of its Class A directors (other than Mr. Ralls) for 2018 grants	X
10.13*	Form of Restricted Stock Unit Agreement between Pacific Drilling S.A. and each of its Class A directors (other than Mr. Ralls) for 2019 grants	X
10.14*	Form of Notice of Long Term Incentive Cash Awards for executive officers granted December 12, 2019	X
10.15*	Form of Notice of Long Term Incentive Cash Awards for Class A directors (other than Mr. Ralls) granted December 12, 2019	X
10.16*	Pacific Drilling S.A. Annual Incentive Plan	X
10.17*	Employment Agreement by and between Pacific Drilling Manpower, Inc. and Bernie G. Wolford Jr. dated November 19, 2018	X
10.18*	Employment Agreement by and between Pacific Drilling Manpower, Inc. and James W. Harris dated July 22, 2019	X
10.19*	Form of Severance and Change of Control Agreement by and between Pacific Drilling Manpower, Inc. and each of the Company’s executive officers (other than Messrs. Wolford and Harris)	X
10.20*	Form of Indemnity Agreement by and between Pacific Drilling S.A. and each of its directors	X
10.21*	Form of Indemnity Agreement by and between Pacific Drilling S.A. and each of its non-director executive officers	X
10.22*	Separation Agreement between Pacific Drilling S.A. and Johannes Boots dated March 26, 2019	X
21.1	Subsidiaries of Pacific Drilling S.A.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1♦	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2♦	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential information contained in this agreement has been omitted because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed.
♦	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC DRILLING S.A.

Date: March 12, 2020	By:	/s/ Bernie G. Wolford Jr.
	Name:	Bernie G. Wolford Jr.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernie G. Wolford Jr.	Chief Executive Officer and Director
Bernie G. Wolford Jr.	(Principal Executive Officer)	March 12, 2020

/s/ James W. Harris	Senior Vice President and Chief Financial Officer
James W. Harris	(Principal Financial Officer)	March 12, 2020

/s/ Richard E. Tatum	Senior Vice President and Chief Accounting Officer
Richard E. Tatum	(Principal Accounting Officer)	March 12, 2020

/s/ W. Matt Ralls	Chairman of the Board
W. Matt Ralls		March 12, 2020

/s/ Bouk van Geloven	Director
Bouk van Geloven		March 12, 2020

/s/ Donald Platner	Director
Donald Platner		March 12, 2020

/s/ Kiran Ramineni	Director
Kiran Ramineni		March 12, 2020

/s/ John V. Simon	Director
John V. Simon		March 12, 2020

/s/ David N. Weinstein	Director
David N. Weinstein		March 12, 2020