Form 10-Q
period 2020-03-31
PACIFIC DRILLING S.A.
filed 2020-05-08
CIK 1517342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-35345

PACIFIC DRILLING S.A.

(Exact name of registrant as specified in its charter)

Grand Duchy of Luxembourg	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8-10, Avenue de la Gare L-1610 Luxembourg	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +352 27 85 81 35
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, par value $0.01 per share	PACD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

As of April 30, 2020, there were 75,198,547 common shares outstanding.

PACIFIC DRILLING S.A.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Unaudited Condensed Consolidated Financial Statements

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share information) (unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Contract drilling	$89,433	$65,916
Costs and expenses
Operating expenses	86,475	52,296
General and administrative expenses	9,643	11,246
Depreciation and amortization expense	26,931	58,899
Loss from unconsolidated subsidiaries	—	1,324
	123,049	123,765
Operating loss	(33,616)	(57,849)
Other income (expense)
Interest expense	(25,127)	(24,039)
Reorganization items	(114)	(1,003)
Interest income	807	1,972
Other expense	(213)	(91)
Loss before income taxes	(58,263)	(81,010)
Income tax expense	2,700	2,969
Net loss	$(60,963)	$(83,979)
Loss per common share, basic	$(0.81)	$(1.12)
Weighted-average shares outstanding, basic	75,184	75,031
Loss per common share, diluted	$(0.81)	$(1.12)
Weighted-average shares outstanding, diluted	75,184	75,031

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(60,963)	$(83,979)
Total other comprehensive income	—	—
Total comprehensive loss	$(60,963)	$(83,979)

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)

	March 31,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$273,957	$278,620
Restricted cash	6,106	6,089
Accounts receivable, net	65,629	29,252
Materials and supplies	45,577	43,933
Deferred costs, current	10,979	16,961
Prepaid expenses and other current assets	21,532	15,732
Total current assets	423,780	390,587
Property and equipment, net	1,816,969	1,842,549
Other assets	26,158	23,423
Total assets	$2,266,907	$2,256,559
Liabilities and shareholders’ equity:
Accounts payable	$24,017	$24,223
Accrued expenses	25,733	27,924
Accrued interest	31,406	15,703
Deferred revenue, current	5,428	7,567
Total current liabilities	86,584	75,417
Long-term debt	1,132,826	1,073,734
Other long-term liabilities	38,061	38,577
Total liabilities	1,257,471	1,187,728
Shareholders’ equity:
Common shares, $0.01 par value per share, 82,500 shares authorized and issued and 75,199 and 75,007 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	752	751
Additional paid-in capital	1,654,248	1,652,681
Treasury shares, at cost	(652)	(652)
Accumulated deficit	(644,912)	(583,949)
Total shareholders’ equity	1,009,436	1,068,831
Total liabilities and shareholders’ equity	$2,266,907	$2,256,559

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands) (unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	75,007	$751	$1,652,681	7,493	$(652)	$(583,949)	$1,068,831
Shares issued under share-based compensation plan	192	1	(280)	(192)	—	—	(279)
Share-based compensation	—	—	1,847	—	—	—	1,847
Net loss	—	—	—	—	—	(60,963)	(60,963)
Balance at March 31, 2020	75,199	$752	$1,654,248	7,301	$(652)	$(644,912)	$1,009,436

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	75,031	$750	$1,645,692	7,469	$—	$(27,484)	$1,618,958
Shares repurchased	(8)	—	—	8	(124)	—	(124)
Share-based compensation	—	—	865	—	—	—	865
Net loss	—	—	—	—	—	(83,979)	(83,979)
Balance at March 31, 2019	75,023	$750	$1,646,557	7,477	$(124)	$(111,463)	$1,535,720

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(60,963)	$(83,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,931	58,899
Amortization of deferred revenue	(7,021)	(570)
Amortization of deferred costs	11,354	433
Amortization of deferred financing costs	108	—
Amortization of debt premium, net	(145)	(112)
Interest paid-in-kind	9,237	8,208
Deferred income taxes	587	2,765
Share-based compensation expense	1,847	865
Loss from unconsolidated subsidiaries	—	1,324
Changes in operating assets and liabilities:
Accounts receivable	(36,377)	(6,346)
Materials and supplies	(1,644)	(169)
Deferred costs	(7,259)	(1,381)
Prepaid expenses and other assets	(7,343)	(14,165)
Accounts payable and accrued expenses	19,044	16,130
Deferred revenue	4,882	2,013
Net cash used in operating activities	(46,762)	(16,085)
Cash flow from investing activities:
Capital expenditures	(5,920)	(17,613)
Net cash used in investing activities	(5,920)	(17,613)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	(279)	—
Proceeds from long-term debt	50,000	—
Payments for financing costs	(1,685)	(1,115)
Purchases of treasury shares	—	(124)
Net cash provided by (used in) financing activities	48,036	(1,239)
Net decrease in cash and cash equivalents	(4,646)	(34,937)
Cash, cash equivalents and restricted cash, beginning of period	284,709	389,075
Cash, cash equivalents and restricted cash, end of period	$280,063	$354,138

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Nature of Business

Pacific Drilling S.A. and its subsidiaries (“Pacific Drilling,” the “Company,” “we,” “us” or “our”) is an international offshore drilling contractor committed to exceeding client expectations by delivering the safest, most efficient and reliable deepwater drilling services in the industry.

Note 2 — Significant Accounting Policies

Basis of Presentation — Our accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Our condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the presented interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2019, included in our annual report on Form 10-K filed on March 12, 2020.

Principles of Consolidation — Our condensed consolidated financial statements include the accounts of Pacific Drilling S.A., and consolidated subsidiaries that we control by ownership of a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes. We eliminate all intercompany transactions and balances in consolidation.

We are party to a Nigerian joint venture, Pacific International Drilling West Africa Limited (“PIDWAL”), with Derotech Offshore Services Limited (“Derotech”), a privately-held Nigerian registered limited liability company. Derotech owns 51% of PIDWAL and we own 49% of PIDWAL. Pacific Bora Ltd. (“PBL”) and Pacific Scirocco Ltd. (“PSL”), which own the Pacific Bora and the Pacific Scirocco, respectively, are owned 49.9% by our wholly-owned subsidiary, Pacific Drilling Limited (“PDL”) and 50.1% by Pacific Drillship Nigeria Limited (“PDNL”). PDNL is owned 0.1% by PDL and 99.9% by PIDWAL. Derotech will not accrue the economic benefits of its interest in PIDWAL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. Likewise, PIDWAL will not accrue the economic benefits of its interest in PDNL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. PIDWAL and PDNL are variable interest entities for which we are the primary beneficiary. Accordingly, we consolidate all interests of PIDWAL and PDNL in our condensed consolidated financial statements and no portion of their operating results is allocated to the noncontrolling interest.

Emergence from Bankruptcy Proceedings — On November 2, 2018, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Company’s Modified Fourth Amended Joint Plan of Reorganization, dated October 31, 2018 (the “Plan of Reorganization”), and on November 19, 2018, the Plan of Reorganization became effective and we emerged from our Chapter 11 bankruptcy proceedings after successfully completing our reorganization pursuant to the Plan of Reorganization. We had filed the Plan of Reorganization with the Bankruptcy Court in connection with our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, initially filed on November 12, 2017, which were jointly administered under the caption In re Pacific Drilling S.A., et al., Case No. 17-13193 (MEW).

The Company’s two subsidiaries involved in the arbitration with Samsung Heavy Industries Co. Ltd. (“SHI”) related to the Pacific Zonda (see Note 11), Pacific Drilling VIII Limited and Pacific Drilling Services, Inc. (together, the

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

“Zonda Debtors”), filed a separate plan of reorganization that was confirmed by order of the Bankruptcy Court on January 30, 2019 (the “Zonda Plan”) and are not Debtors under the Plan of Reorganization.

Pursuant to the Plan of Reorganization, we raised approximately $1.5 billion in new capital, before expenses, consisting of approximately $1.0 billion raised through the issuance of $750.0 million aggregate principal amount of our 8.375% First Lien Notes due 2023 (the “First Lien Notes”) and approximately $273.6 million aggregate principal amount of our 11.0%/12.0% Second Lien PIK Notes due 2024 (the “Second Lien PIK Notes” and, together with the First Lien Notes, the “Notes”), and $500.0 million raised through the issuance of new common shares pursuant to a private placement and a separate equity rights offering. We used a portion of the net proceeds to repay all of our pre-petition indebtedness that was not equitized pursuant to the Plan of Reorganization, to repay the post-petition debtor-in-possession financing, and to pay certain fees and expenses

Upon our emergence from bankruptcy on November 19, 2018, we deconsolidated the Zonda Debtors. The Zonda Debtors remain in their Chapter 11 proceedings. During the year ended December 31, 2019, we accounted for our investment in the Zonda Debtors using the equity method of accounting. As of December 31, 2019, we discontinued applying the equity method on the Zonda Debtors. See Note 11.

Related Party Transactions — We have determined that Abrams Capital Management, L.P., Avenue Capital Management II, LP., Strategic Value Partners, LLC and certain of their affiliates (the “Principal Shareholders”) meet the definition of related parties under GAAP. As of both March 31, 2020 and December 31, 2019, the Principal Shareholders held, in the aggregate, $59.8 million of our Second Lien PIK Notes.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments — On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses based on an estimate of expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. In April 2019, the FASB issued codification improvements to Topic 326 to clarify all expected recoveries should be included in the estimate of the allowance for credit losses. We adopted the standard effective January 1, 2020 with no material effect on our consolidated statements of financial position, operations or cash flows or related disclosures. See Note 9.

Recently Issued Accounting Standards

Simplifications to Income Tax Accounting — On December 18, 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This update is effective for annual and interim periods beginning after January 1, 2021. We are currently evaluating the effect the standard may have on our consolidated financial statements and related disclosures.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 3 — Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Drillships and related equipment	$1,963,562	$1,962,211
Other property and equipment	259	259
Property and equipment, cost	1,963,821	1,962,470
Accumulated depreciation	(146,852)	(119,921)
Property and equipment, net	$1,816,969	$1,842,549

During the first quarter of 2020, the COVID-19 pandemic has weakened demand for oil, and after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil trading prices. Since mid-March, we have seen significant cuts in the current year’s capital expenditure budgets for many exploration and production companies as a result of the COVID-19 pandemic coupled with a severe oversupply of oil. We expect a significant reduction in exploration drilling in the near term as well as deferral of major development programs until 2021 or later. The excess supply of high-specification drillships is expected to grow into 2021 as more rigs are stacked due to the current market dynamics. As a result, we tested for impairment based on impairment indicators identified in the period. We performed a recoverability test and determined that the estimated undiscounted cash flows of our drillships significantly exceeded their carrying amounts. As a result, no impairment loss was recorded.

Note 4 — Debt

Debt, net of debt premium (discount) consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Revolving Credit Facility	$50,000	$—
First Lien Notes	748,029	747,910
Second Lien PIK Notes	334,797	325,824
Total long-term debt	$1,132,826	$1,073,734

First Lien Notes

On September 26, 2018, Pacific Drilling First Lien Escrow Issuer Limited (the “First Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and wholly owned subsidiary of the Company, entered into an indenture (the “First Lien Notes Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, relating to the issuance by the First Lien Escrow Issuer of the First Lien Notes.

Upon the Company’s emergence from its Chapter 11 proceedings on November 19, 2018, the First Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the First Lien Escrow Issuer under the First Lien Notes Indenture.

The First Lien Notes accrue interest at a rate of 8.375% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The First Lien Notes will mature on October 1, 2023, unless earlier redeemed or repurchased.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of the Company’s subsidiaries other than the Zonda Debtors, certain immaterial subsidiaries and PIDWAL. If the Zonda Debtors are successful in their appeal of the Tribunal’s award, they will guarantee and provide collateral for the First Lien Notes, Second Lien PIK Notes and the Revolving Credit Facility upon their emergence from bankruptcy pursuant to the terms of the Zonda Plan and agreements governing such debt. If the Zonda Debtors are unsuccessful in the appeal, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan and the Zonda Debtors would not provide collateral for or guarantee the First Lien Notes, Second Lien PIK Notes or the Revolving Credit Facility. See Note 11 for further discussion.

The First Lien Notes are secured by first-priority liens on substantially all assets of the Company and the guarantors (other than certain excluded property), including (i) vessels, (ii) books and records, (iii) certain deposit accounts and the amounts contained therein, (iv) assignments of proceeds of hull and machinery and loss of hire insurance, (v) assignments of earnings from drilling contracts, and (vi) equity interests owned by the Company and the guarantors, in each case, subject to certain exceptions, including that such first-priority liens will be subject to payment priority in favor of lenders under the Revolving Credit Facility.

The First Lien Notes Indenture contains covenants limiting the ability of the Company, and any subsidiary to, among other things, (i) incur or guarantee additional indebtedness and issue preferred stock, (ii) pay dividends on or redeem or repurchase capital stock, make certain investments, make certain payments on or with respect to subordinated and junior debt (including making cash interest or principal payments on the Second Lien PIK Notes (as defined below)), (iii) create or incur certain liens, (iv) impose restrictions on the ability of restricted subsidiaries to pay dividends, (v) merge or consolidate with other entities, (vi) enter into certain transactions with affiliates, (vii) impair the security interests in the collateral for the First Lien Notes, and (viii) engage in certain lines of business. These covenants are subject to a number of important exceptions and qualifications and certain of them will be suspended with respect to the First Lien Notes in the event that the First Lien Notes obtain an investment grade rating.

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

At any time prior to October 1, 2020, (i) the Company may redeem the First Lien Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount thereof, plus a “make-whole” premium, (ii) the Company may redeem up to 35.0% of the original principal amount of the First Lien Notes with proceeds from certain equity offerings at a redemption price equal to 108.375% of the principal amount thereof, and (iii) not more than once in any twelve-month period, the Company may redeem up to 10.0% of the original principal amount of the First Lien Notes at a redemption price equal to 103.0% of the principal amount thereof, in each case plus accrued and unpaid interest.

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intercreditor Agreement

The relationship between holders of First Lien Notes and lenders under the Revolving Credit Facility (and any future first lien debt), on the one hand, and Second Lien PIK Notes (and any future junior lien debt), on the other hand, is governed by an intercreditor agreement. Pursuant to the intercreditor agreement, the liens securing first lien debt are effectively senior in priority to the liens securing junior lien debt. The relationship between lenders under the Revolving Credit Facility and the holders of the First Lien Notes is governed (and any future first lien debt would be governed) by a collateral agency agreement. Such agreement allows for payment priority in favor of lenders under of the Revolving Credit Facility.

Second Lien PIK Notes

On September 26, 2018, Pacific Drilling Second Lien Escrow Issuer Limited (the “Second Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and wholly owned subsidiary of the Company, entered into an indenture (the “Second Lien PIK Notes Indenture”) with the Trustee, as trustee and junior lien collateral agent, relating to the issuance by the Second Lien Escrow Issuer of approximately $273.6 million aggregate principal amount of Second Lien PIK Notes. Approximately $23.6 million aggregate principal amount was issued as a commitment fee to an ad hoc group of holders of our pre-petition notes for their agreement to backstop the issuance of the Second Lien PIK Notes.

Upon the Company’s emergence from its Chapter 11 proceedings on November 19, 2018, the Second Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the Second Lien Escrow Issuer under the Second Lien PIK Notes Indenture.

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

Interest on the Second Lien PIK Notes is payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The Second Lien PIK Notes will mature on April 1, 2024, unless earlier redeemed or repurchased. As of March 31, 2020, the Company has made the following payments in the form of PIK Interest:

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

The Second Lien PIK Notes Indenture contains covenants limiting the ability of the Company, and any subsidiary to, among other things, (i) incur or guarantee additional indebtedness and issue preferred stock, (ii) pay dividends on or

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

redeem or repurchase capital stock, make certain investments, make certain payments on or with respect to subordinated and junior debt, (iii) create or incur certain liens, (iv) impose restrictions on the ability of restricted subsidiaries to pay dividends, (v) merge or consolidate with other entities, (vi) enter into certain transactions with affiliates, (vii) impair the security interests in the collateral for the Second Lien PIK Notes, and (viii) engage in certain lines of business. These covenants are subject to a number of important exceptions and qualifications and certain of them will be suspended with respect to the Second Lien PIK Notes in the event that the Second Lien PIK Notes obtain an investment grade rating.

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revolving Credit Facility

On February 7, 2020, the Company, as borrower, Angelo, Gordon Energy Servicer, LLC (“Angelo Gordon”), as administrative agent and the lenders party thereto, entered into a revolving credit agreement that provides a $50.0 million first lien superpriority revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2020, the full available amount of $50.0 million was drawn on the facility.

All borrowings under the Revolving Credit Facility were incurred at the Company level. The Revolving Credit Facility will mature on April 1, 2023.

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

Borrowings under the Revolving Credit Facility are used to finance working capital and capital expenditure needs of the Company and its subsidiaries.

Borrowings under the Revolving Credit Facility bear interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, payable quarterly. The Company pays a quarterly commitment fee at a 1.5% annual rate for unused commitments.

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

The Company will be required to pay a “prepayment premium” in connection with prepayments resulting in commitment reductions or commitment termination and termination of the Revolving Credit Facility equal to a percentage of the principal amount of such commitments reduced or terminated (the “Yield Maintenance Amount”):

●During the first 12 months following the closing date – 2.0%; and
●During months 13-24 following the closing date – 1.0%.

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Note 5 — Earnings per Share

The following reflects the income and the share data used in the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share information)
Numerator:
Net loss, basic and diluted	$(60,963)	$(83,979)
Denominator:
Weighted-average shares outstanding, basic	75,184	75,031
Weighted-average shares outstanding, diluted	75,184	75,031
Loss per share:
Basic	$(0.81)	$(1.12)
Diluted	$(0.81)	$(1.12)

The following table presents the share effects of share-based compensation awards that were excluded from our computations of diluted EPS, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Share-based compensation awards	6,925	822

Note 6 — Income Taxes

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. As of March 31, 2020 and December 31, 2019, we had $43.5 million and $43.5 million, respectively, of unrecognized tax benefits which were included in other long-term liabilities on our condensed consolidated balance sheets and would favorably impact our consolidated effective tax rate if realized. To the extent we have income tax receivable balances available to utilize against amounts payable for unrecognized tax benefits, we have presented such receivable balances as a reduction to other long-term liabilities on our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019 we have no accrued interest and penalties related to uncertain tax positions on our balance sheets as such payments would not be required by law.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 7 — Revenue from Contracts with Clients

Contract Assets and Liabilities

The following table provides information about trade receivables, contract assets and contract liabilities:

	March 31,	December 31,
	2020	2019
	(in thousands)
Trade receivables, net	$65,178	$28,926
Current contract assets	4,829	—
Current contract liabilities (deferred revenue)	5,428	7,567

Significant changes in contract assets and contract liabilities for the three months ended March 31, 2020 are as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance at December 31, 2019	$—	$7,567
Decrease due to amortization of deferred revenue	—	(7,021)
Increase due to billings related to mobilization revenue and capital upgrades	—	5,019
Increase due to demobilization revenue recognized	4,966	—
Transfers between balances	(137)	(137)
Balance at March 31, 2020	$4,829	$5,428

Future Amortization of Contract Liabilities

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2020:

	Remaining
	nine months	For the years ending December 31,
	2020	2021	2022	2023 and thereafter	Total
	(in thousands)
Amortization of contract liabilities	$5,577	$—	$—	$—	$5,577

The expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract as of March 31, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the optional exemption in Topic 606 and have not disclosed the variable consideration related to our estimated future dayrate revenue.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 8 — Leases

Our leasing activities primarily consist of operating leases with our integrated services subcontractors, corporate offices, regional shorebase offices and office equipment. The components and other information related to leases are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Lease Expense
Operating lease cost	$10,813	$598

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	366	360
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	6,935

	March 31, 2020	March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.5	5.5

Weighted Average Discount Rate
Operating leases	8.1%	8.1%

Future minimum lease payments for our leases as of March 31, 2020 and a reconciliation to lease liabilities recorded on our condensed consolidated balance sheet are as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2020 (excluding three months ended March 31, 2020)	$1,106
2021	1,499
2022	1,525
2023	1,552
2024	1,179
Total future minimum lease payments	6,861
Less imputed interest	(1,102)
Total	$5,759

Reported as of March 31, 2020
Accrued expenses	$1,061
Other long-term liabilities	4,698
Total lease liabilities	$5,759

Note 9 — Credit Losses

Effective January 1, 2020, we recognize an allowance for credit losses that results in the underlying accounts receivable reflecting the net amount expected to be collected. The allowance is measured and recorded upon the initial recognition of the accounts receivable based on its amortized cost that we do not expect to collect over the contractual life.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

We use short-term creditworthiness data of our clients from credit rating agencies to measure expected credit losses on accounts receivable on a collective basis when similar risk characteristics exist. If we determine that the accounts receivable from a client does not share risk characteristics with others, we evaluate the asset for expected credit losses on an individual basis and do not include it in a collective evaluation. To estimate the allowance for credit losses, we apply the aging method based on our historical credit loss experience adjusted for any applicable current conditions and reasonable and supportable forecasts of future economic conditions. We considered the impact of the COVID-19 pandemic and lower oil prices on our current estimate of credit losses as of March 31, 2020.

As of January 1, 2020 and March 31, 2020, the allowance for credit losses related to our accounts receivable and contract assets was nil and nil respectively, and there were no corresponding activities for the three months ended March 31, 2020.

Note 10 — Fair Value Measurements

We estimated fair value by using appropriate valuation methodologies and information available to management as of March 31, 2020 and December 31, 2019. Considerable judgment is required in developing these estimates, and accordingly, estimated values may differ from actual results.

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. It is not practicable to estimate the fair value of the Revolving Credit Facility. The following table presents the carrying value and estimated fair value of our cash and cash equivalents and debt:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Cash and cash equivalents	$273,957	$273,957	$278,620	$278,620
First Lien Notes	748,029	217,500	747,910	682,500
Second Lien PIK Notes	334,797	32,639	325,824	183,949

Our cash equivalents are primarily invested in money market instruments with original maturities of three months or less. We estimate the fair values of our debt using quoted market prices to the extent available and significant other observable inputs, which represent Level 2 fair value measurements.

Note 11 — Commitments and Contingencies

Liquidity — Based on our cash flow forecast, we expect to generate aggregate negative cash flows for 2020 and 2021. We have no scheduled payments of principal on our outstanding debt until 2023. As of March 31, 2020, our cash and cash equivalents were $274.0 million, and we believe that our sources of cash will provide sufficient liquidity over at least the next 12 months to fund our cash needs.

As a result of the pandemic, oversupply of oil and resulting lower oil prices, our future projections for operating cash flows have been significantly adversely affected. In addition, incremental capital at a reasonable cost is difficult to obtain for companies in our industry and may continue to be difficult to obtain. Our debt agreements limit our ability to incur additional debt. Our other permitted indebtedness capacity includes the ability to incur up to $50.0 million with respect to a capital lease facility and to incur up to $50.0 million through the use of our general indebtedness basket, which may be secured. Absent a significant improvement in market conditions, we would likely need our lenders and noteholders to agree to modifications to the terms of our long-term debt and we may need to obtain additional capital, if available, for our capital structure to be sustainable in the long term. Accordingly, we are evaluating longer term alternative strategic solutions to fund our business.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Commitments — As of March 31, 2020, we had no material commitments.

Bank Guarantee — As of March 31, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Contingencies — It is to be expected that we will routinely be involved in litigation and disputes arising in the ordinary course of our business.

In January 2013, the Zonda Debtors entered into, and/or guaranteed a construction contract with SHI for the construction of the Pacific Zonda, with a purchase price of approximately $517.5 million and original delivery date of March 31, 2015 (the “Construction Contract”). On October 29, 2015, the Zonda Debtors exercised their right to rescind the Construction Contract due to SHI’s failure to timely deliver the drillship in accordance with the contractual specifications. The carrying value of the newbuild at the date of rescission was $315.7 million, consisting of (i) advance payments in the aggregate of $181.1 million paid by the Zonda Debtors to SHI, (ii) purchased equipment, (iii) internally capitalized construction costs and (iv) capitalized interest. SHI rejected the rescission, and on November 25, 2015, formally commenced an arbitration proceeding against the Zonda Debtors in London under the Arbitration Act 1996 before a tribunal of three arbitrators (as specified in the Construction Contract) (the “Tribunal”). SHI claims that the Zonda Debtors wrongfully rejected their tendered delivery of the drillship and seeks the final installment of the purchase price under the Construction Contract. On November 30, 2015, the Zonda Debtors made demand under the third-party refund guarantee accompanying the Construction Contract for the amount of the advance payments made under the Construction Contract, plus interest. Any payment under the refund guarantee is suspended until an award in the Zonda Debtors’ favor under the arbitration is obtained. In addition to seeking repayment of the advance payments made under the Construction Contract, the Zonda Debtors made a counterclaim for the return of their purchased equipment, or the value of such equipment, and damages for wasted expenditures. The Zonda Debtors owned $75.0 million in purchased equipment for the Pacific Zonda, a majority of which remained on board the Pacific Zonda.

An evidentiary hearing was held in London before the Tribunal from February 5 through March 2, 2018. Written closing submissions and short replies to such submissions were filed with the Tribunal in May 2018. Oral closing submissions were heard by the Tribunal in early August 2018.

As part of our “first day” relief in the Chapter 11 proceedings, the Bankruptcy Court granted us a modification of the automatic stay provisions of the Bankruptcy Code to allow us to proceed with this arbitration. In our bankruptcy proceedings, SHI has asserted claims against the Zonda Debtors, secured by the Pacific Zonda, for approximately $387.4 million, for the remaining unpaid purchase price, interest and costs. On November 19, 2018, the Company and certain of its subsidiaries other than the Zonda Debtors emerged from bankruptcy after successfully completing their reorganization pursuant to the plan of reorganization. The Zonda Debtors filed the Zonda Plan which was confirmed by order of the Bankruptcy Court on January 30, 2019 and are not Debtors under the Plan of Reorganization. On the date the Zonda Plan was confirmed, the Zonda Debtors had $4.6 million in cash and no other material assets after accounting for post-petition administrative expenses (other than the value of their claims against SHI) for SHI to recover against on account of its claims.

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

As a result of the Tribunal’s decision, we have eliminated our investment and net receivable balances related to the Zonda Debtors as of December 31, 2019. As of December 31, 2019, we had no cost basis in our investment in the Zonda Debtors and discontinued the equity method of accounting.

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the Plan of Reorganization and emerged from bankruptcy, SHI filed with the Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million. We filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the Bankruptcy Court. On March 26, 2020, the Bankruptcy Court sustained our objection and expunged SHI’s claim. The appeal deadline for such ruling expired on April 16, 2020 with no appeal filed, and a motion to close the Company’s bankruptcy case was filed on April 17, 2020.

Note 12 — Supplemental Cash Flow Information

During the three months ended March 31, 2020 and 2019, we paid $0.2 million and $0 of interest in cash, respectively. During the three months ended March 31, 2020 and 2019, we paid $0.6 million and $2.0 million of income taxes, respectively.

During the three months ended March 31, 2020 and 2019, we paid $12.0 thousand and $3.8 million in reorganization items, respectively.

Within our condensed consolidated statements of cash flows, capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude accrued capital expenditures, which are capital expenditures that were accrued but unpaid. During the three months ended March 31, 2020 and 2019, changes in accrued capital expenditures were $(4.6) million and $(4.4) million, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Fleet

The following table sets forth certain information regarding our fleet as of April 30, 2020:

		Water Depth	Hook Load	# of Blowout	Dual Load
Rig Name	Delivered	(in feet)	(tons)	Preventers	Path(a)
Pacific Bora	2010	10,000	1,000	2	No
Pacific Mistral	2011	12,000	1,000	1	No
Pacific Scirocco	2011	12,000	1,000	1	Yes
Pacific Santa Ana	2011	12,000	1,000	1	Yes
Pacific Khamsin	2013	12,000	1,250	2	Yes
Pacific Sharav	2014	12,000	1,250	2	Yes
Pacific Meltem	2014	12,000	1,250	2	Yes

(a)	All of our drillships have a dual derrick drilling system and five of our seven drillships are dual load path capable. The dual load path capable drillships can lower pipe and equipment to the seafloor from both drilling stations under the derrick, reducing well construction time by allowing operations to be conducted concurrently, rather than consecutively in series as the process has, due to equipment limitations, traditionally required. The remaining two drillships contain a dual derrick drilling system, but only use the secondary derrick to prepare pipe and equipment for the primary drilling process.

Fleet Status

The status of our fleet as of April 30, 2020 and certain historical fleet information for the periods covered by the financial statements included in this quarterly report follows:

●	The Pacific Bora operated under a contract with Eni for two wells in Nigeria from November 2018 to July 2019 and completed another contract with Eni for one well in Oman from February 2020 to early April 2020. The Pacific Bora is currently idle in Oman while actively seeking a contract.
●	The Pacific Mistral is currently idle in Las Palmas.
●	The Pacific Scirocco is currently idle in Las Palmas.
●	The Pacific Santa Ana operated under a contract with Total for one well in Senegal and one well in Mauritania from April to September 2019. This contract also provides for two option wells that would follow the Petronas Phase II work. The Pacific Santa Ana is currently under a contract to perform integrated services for Phase II of the plug and abandonment project with Petronas in Mauritania, starting in December 2019 with an estimated 360 days of work. Petronas provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We have agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate, which, due to our own cost reductions as well as negotiated cost reductions from our third-party integrated service providers, will allow us to cover substantially all rig and third-party costs until the rig is called back to work by the client. The Pacific Santa Ana is currently on standby in Las Palmas.
●	The Pacific Khamsin is currently working in the U.S. Gulf of Mexico under a contract with Equinor/Total that started in December 2019 for three firm wells and one option well.
●	The Pacific Sharav operated under a five-year contract with a subsidiary of Chevron through August 2019, and continued to operate under an extension of the contract with Chevron in the U.S. Gulf of Mexico through early April 2020. On February 25, 2020, the Pacific Sharav entered into a contract with Murphy in Mexico for two firm wells and one option well, which is estimated to commence between October and December 2020. The Pacific Sharav is currently idle in the U.S. Gulf of Mexico.
●	The Pacific Meltem is currently idle in the U.S. Gulf of Mexico while actively seeking a contract.

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

Impact of COVID-19 Pandemic on our Business

Since January 2020, the global health crisis caused by the novel coronavirus disease known as COVID-19 has caused significant disruption in international economies and financial and oil markets, including a substantial decline in the price of oil. The COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The pandemic has weakened demand for oil, and after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil trading prices.

Throughout March and April, as jurisdictions around the world enacted stay-at-home orders, ordered non-essential businesses to close and restricted air and land travel to try to reduce the spread of the virus, global demand for oil and gas declined further, resulting in substantial incremental oil price declines. Despite an agreement to cut production levels by nearly 10 million barrels per day that was finally reached by OPEC, Russia and certain other oil producing nations on April 12, 2020, the continued extreme supply and demand disparity led to an unprecedented plunge in oil prices with Brent crude oil prices closing at $19.33 on April 21, 2020, as concerns mounted that global oil storage would reach capacity. Oil producers have responded to the lower demand for oil and lower oil prices by cutting their 2020 capital budgets, with our clients generally cutting their budgets by 20%-30% and cancelling or delaying to 2021 work that had been scheduled or awarded to us for 2020.

The impact of these market conditions on our business has been direct and significant. Although four of our seven drillships were working during the first quarter 2020, two of our rigs, Pacific Bora and Pacific Sharav completed their projects shortly after the end of the quarter. Contract opportunities that we had expected to provide follow-on work for the Pacific Sharav and the Pacific Bora have been delayed until 2021. The Pacific Santa Ana is under contract on a project for Petronas in Mauritania that commenced in December 2019 and was expected to keep the rig busy through the end of 2020; however, the client provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We have agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate, which, due to our own cost reductions as well as negotiated cost reductions from our third-party integrated service providers, will allow us to cover substantially all rig and third-party costs until the rig is called back to work by the client. The Pacific Khamsin continues its work with Equinor and Total in the U.S. Gulf of Mexico, which is scheduled through October 2020. We mobilized the Pacific Meltem to the U.S. Gulf of Mexico in the first quarter in anticipation of winning a contract for work that has now been delayed to 2021. The Pacific Mistral and Pacific Scirocco remain smart-stacked in Las Palmas. In addition, on April 7, 2020, we received notice from the New York Stock Exchange (the “NYSE”) that we do not satisfy the minimum share price standard for continued listing of our common shares, which noncompliance is subject to a cure period. For additional information, see Part II Item 1A. Risk Factors in this report.

The global pandemic has also impacted our day-to-day operations. As jurisdictions have closed airports and restricted air and land travel, we have faced challenges in effecting crew changes on our rigs which have required us in some cases to extend the work schedules of our offshore workers past their scheduled time off. In other cases, we have had to re-route travel for our workers through the fewer open airports resulting in increased travel time, inconvenience and cost. For the project being performed by the Pacific Khamsin in the U.S. Gulf of Mexico, we have partnered with our clients, Equinor and Total, to take extraordinary measures to keep our employees safe and the rig sanitary, including imposing a quarantine on each offshore employee and contractor prior to returning to work on the rig and implementing preboarding screening procedures. Onshore, we closed our Houston, Luxembourg and Dubai offices in mid-March, requiring all of our employees to work remotely from their homes.

In light of these business conditions, on April 1, we implemented a Company-wide reduction in base salaries of 10% to 12%. Our Board also reduced the retainer fees payable to our Class A directors by 10%. We have laid off approximately 36% of our offshore workforce and expect reductions or furloughs of our onshore workers in the coming weeks. We have also initiated other cost reduction measures, including reducing rig cost, shore-based office costs, operations support costs, general and administrative expenses and other similar measures.

Market Outlook

Historically, operating results in the offshore contract drilling industry have been cyclical and directly related to the demand for and the available supply of capable drilling rigs, which are influenced by various factors. The sustained low oil prices in the past several years rendered many deepwater projects less attractive to our clients and, coupled with investor pressure to be free cash flow positive, significantly impacted the number of projects available for high-specification drillships. Though our clients have managed to reduce their total well construction costs over the past several years, thereby allowing them economic success at lower oil prices and making deepwater projects more attractive, the recent severe decline in the price of oil due to the significant supply and demand disparity caused by the COVID-19 pandemic has once again rendered many deepwater projects uneconomic in the current environment. We expect a significant reduction in exploration drilling in the near term as well as deferral of major development programs until 2021 or later. Specifically, since the recent drop in commodity price, two-thirds of the visible contract opportunities for 2020 have either been canceled or delayed until next year.

Drilling Rig Supply

We estimate that there are currently 107 high-specification drillships across the industry. We estimate that there are approximately 12 high-specification drillships in late stages of construction still to be delivered with only one having a firm contract announced and several with delayed delivery dates.

A significant number of floating rigs have been removed from the actively marketed fleet through cold stacking or scrapping in recent years. Despite this reduction in supply, the excess supply of high-specification drillships is expected to grow into 2021 as more rigs are stacked due to the current market dynamics. Although we have visibility into the maximum number of high-specification drillships that could be available, we cannot accurately predict how many of those rigs will be actively marketed or how many of those rigs may be temporarily or permanently removed from the market.

Drilling Rig Demand

Demand for our drillships is a function of the worldwide levels of deepwater exploration and development spending by oil and gas companies. The type of projects that modern drillships undertake are generally located in deeper water, in more remote locations, and can be more capital intensive or require more time to first oil than competing alternatives. The drilling programs of oil and gas companies are also affected by the global economic and political climate, access to quality drilling prospects, exploration success, perceived future availability and lead time requirements for drilling equipment, advances in drilling technology, and emphasis on deepwater and high-specification exploration and production versus other areas.

The first quarter of this year started strong with improving market fundamentals and solid demand growth for high-specification drillships, reflected in increased utilization and rising dayrates in many markets. However, since mid-March, we have seen significant cuts in the current year’s capital expenditure budgets for many exploration and production companies as a result of the COVID-19 pandemic coupled with a severe oversupply of oil. At the beginning of this year there was a total demand for 70 high-specification drillships worldwide but that is expected to be reduced significantly this year with the recent project cancellations and delays. We expect contracting activity to be minimal for the remainder of 2020 and expect that we may not see improvement in demand similar to the levels experienced in the first quarter of 2020 until the next one or more years.

Supply and Demand Balance

The imbalance of supply and demand has resulted in significantly lower dayrates. While significant scrapping and cold stacking of floating assets have lowered the total rig supply, supply of deepwater drilling rigs continues to exceed demand. With expected contract cancellations or delays, we believe that the excess supply of deepwater drilling rigs will increase, and the utilization and resulting dayrates for high-specification floating rigs will deteriorate in 2020.

For more information on this and other risks to our business and our industry, please read Part I Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and Part II Item 1A “Risk Factors” in this report.

Contract Backlog

Our contract backlog includes firm commitments only, which are represented by signed drilling contracts. As of April 30, 2020 our contract backlog was approximately $171.8 million and was attributable to revenues we expect to generate from the Pacific Khamsin, the Pacific Santa Ana and the Pacific Sharav and under existing drilling contracts. We calculate our contract backlog by multiplying the contractual dayrate by the number of days committed under the contracts (excluding options to extend), assuming full utilization, and also including mobilization fees, upgrade reimbursements and other revenue sources, such as the standby rate during upgrades, as stipulated in the applicable contracts. For a well-by-well contract, we calculate the contract backlog by estimating the expected number of remaining days to drill the firm wells committed. In the case of the Petronas contract for the Pacific Santa Ana, we have assumed that the rig remains on standby at 35% of the contractual day rate through December 31, 2020 and then resumes work at the full contractual rate.

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

The following table sets forth certain contracting information regarding our fleet as of April 30, 2020:

Contractual
	Contracted		Contract	Dayrate
Rig	Location	Client	Commencement	(US$000's)	Comments
Pacific Khamsin	U.S. Gulf of Mexico	Total	April 2020	222(1)	Second contracted well of three firm wells. Assigned to Total for second firm well.
	U.S. Gulf of Mexico	Equinor	September 2020	282(2)	Third firm well.
	U.S. Gulf of Mexico	Equinor			One priced option well remaining.
Pacific Santa Ana	Mauritania	Petronas	December 2019	296(3)

Contract to perform integrated services for a plug and abandonment project estimated at 350 days. Petronas provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We have agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate.

	Senegal/Mauritania	Total			Two one-well options whose commencement would follow contract with Petronas.
Pacific Sharav	Mexico	Murphy	Q4 2020	230	Contract for two firm wells and one option well.

(1)	Based on client not electing MPD services, the dayrate includes a base dayrate of $185,000 and integrated services package provided as part of the contract.
(2)	Base dayrate of $215,000 plus up to $67,000 for MPD (subject to client election for MPD services) and integrated services package provided as part of the contract; if the well is spud after August 15, 2020, the base dayrate would be $235,000.
(3)	Full contractual dayrate prior to application of standby rate. Backlog data assumes that the rig remains on standby at 35% of the contractual day rate through December 31, 2020 and then resumes work at the full contractual rate.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table provides a comparison of our condensed consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
Revenues
Contract drilling	$89,433	$65,916	$23,517	36%
Costs and expenses
Operating expenses	86,475	52,296	34,179	65%
General and administrative expenses	9,643	11,246	(1,603)	(14%)
Depreciation and amortization expense	26,931	58,899	(31,968)	(54%)
Loss from unconsolidated subsidiaries	—	1,324	(1,324)	(100%)
	123,049	123,765	(716)	(1%)
Operating loss	(33,616)	(57,849)	24,233	42%
Other income (expense)
Interest expense	(25,127)	(24,039)	(1,088)	(5%)
Reorganization items	(114)	(1,003)	889	89%
Interest income	807	1,972	(1,165)	(59%)
Other expense	(213)	(91)	(122)	(134%)
Loss before income taxes	(58,263)	(81,010)	22,747	28%
Income tax expense	2,700	2,969	(269)	(9%)
Net loss	$(60,963)	$(83,979)	$23,016	27%

Revenues. The increase in revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, resulted primarily due to higher operating revenues from the Pacific Santa Ana working for Petronas and the Pacific Khamsin working for Equinor in the current period while both drillships were offhire in the prior period, and higher amortization of deferred revenue and recognition of demobilization revenue. The increase was partially offset by lower operating revenues from the Pacific Sharav completing its legacy Chevron five-year contract in August 2019 and continuing to work for Chevron at a lower market dayrate until early April 2020.

Revenues for the three months ended March 31, 2020 and 2019 included amortization of deferred revenue and recognition of demobilization revenue of $12.0 million and $0.6 million and reimbursable revenues of $6.4 million and $3.4 million, respectively. The increase was primarily due to the Pacific Bora earning mobilization and demobilization revenue on its contract with Eni in Oman in the first quarter of 2020.

During the three months ended March 31, 2020, we achieved an average revenue efficiency of 95.6%, compared to 98.1% for the three months ended March 31, 2019. Revenue efficiency is defined as the actual contractual dayrate revenue (excluding mobilization fees, upgrade reimbursements and other revenue sources) divided by the maximum amount of contractual dayrate revenue that could have been earned during such period.

Operating expenses. The following table summarizes operating expenses:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Direct rig related operating expenses	$48,685	$41,662
Integrated services	13,646	—
Reimbursable costs	5,802	2,422
Shore-based and other support costs	6,988	7,779
Amortization of deferred costs	11,354	433
Total	$86,475	$52,296

The increase in direct rig related operating expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, resulted primarily from the Pacific Santa Ana working for Petronas and the Pacific Khamsin working for Equinor in the first quarter of 2020, partially offset by standby costs of the Pacific Santa Ana for contract preparation in the prior period and lower operating expenses on the Pacific Bora operating for Eni in Oman for a portion of the first quarter of 2020 compared to operating for Eni in Nigeria for the entire prior period.

Integrated services for the three months ended March 31, 2020 represent costs incurred by the Pacific Khamsin and the Pacific Santa Ana for subcontractors to perform integrated services as part of the contracts with Equinor and Petronas, both of which commenced in December 2019.

Reimbursable costs are not included under the scope of the drilling contract’s initial dayrate, but are subject to reimbursement from our clients. Reimbursable costs can be highly variable between quarters. Because the reimbursement of these costs by our clients is recorded as additional revenue, they do not generally negatively affect our margins.

The increase in amortization of deferred costs for the three months ended March 31, 2020, as compared to the prior period, was primarily due to upfront preparation and initial mobilization costs of the Pacific Khamsin and the Pacific Bora being amortized in the current period over their respective contract periods.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the impact of cost control and process optimization initiatives implemented during the first quarter of 2019.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the three months ended March 31, 2020, as compared to the same period in 2019, resulted from a client-related intangible asset that was fully amortized in August 2019.

Interest expense. The increase in interest expense for the three months ended March 31, 2020, as compared to the same period of 2019, was due to the compounding effect of PIK interest on the Second Lien PIK Notes and interest incurred on the Revolving Credit Facility.

Income taxes. Historically, we calculated our provision for income taxes during interim reporting periods both by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss and also using the discrete method on the portion of earnings where no such annual estimate could be reasonably calculated. Based on our expectations that for the remainder of the year we cannot reliably estimate the effective tax rate, we employ the discrete method of determining our tax provision based on the pre-tax results for the three-month period ending March 31, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and continue to employ the discrete effective tax rate method if warranted.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the three months ended March 31, 2020 and 2019, our effective tax rate was (4.6)% and (3.7)%, respectively.

Liquidity and Capital Resources

Liquidity

Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection as well as payments for operating costs and other obligations. Market conditions in the offshore drilling industry in recent years, and particularly in 2020 due to the pandemic as discussed above, have led to materially lower levels of spending for offshore exploration and development by our current and potential clients on a global basis, which in turn has negatively affected our revenue, profitability and cash flows.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents. As of April 30, 2020, we had drawn the full $50.0 million available under the Revolving Credit Facility, and had $256.6 million of cash and cash equivalents and $6.1 million of restricted cash. Based on our cash flow forecast, we expect to generate aggregate negative cash flows for 2020 and 2021. We have no scheduled payments of principal on our outstanding debt until 2023. We believe that our sources of cash will provide sufficient liquidity over at least the next 12 months to fund our cash needs.

The Revolving Credit Facility will mature on April 1, 2023. Our First Lien Notes mature on October 1, 2023, when the scheduled principal payment is due. Borrowings under the Revolving Credit Facility bear interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, payable quarterly. Our First Lien Notes require cash interest payments on October 1 and April 1 of each year in the amount of approximately $31.4 million. Our Second Lien Notes mature April 1, 2024, and we may pay interest in kind. Our ability to continue to meet our obligations and pay or refinance our long-term debt at maturity will depend on market conditions, our operating performance and cash flow. As a result of the pandemic, oversupply of oil and resulting lower oil prices, our future projections for operating cash flows have been significantly adversely affected. In addition, incremental capital at a reasonable cost is difficult to obtain for companies in our industry and may continue to be difficult to obtain. Our debt agreements limit our ability to incur additional debt. Our other permitted indebtedness capacity includes the ability to incur up to $50.0 million with respect to a capital lease facility and to incur up to $50.0 million through the use of our general indebtedness basket, which may be secured. Absent a significant improvement in market conditions, we would likely need our lenders and noteholders to agree to modifications to the terms of our long-term debt and we may need to obtain additional capital, if available, for our capital structure to be sustainable in the long term. Accordingly, we are evaluating longer term alternative strategic solutions to fund our business.

Capital Expenditures

We have no material commitments for capital expenditures related to the construction of a newbuild drillship. We do, however, expect to incur capital expenditures for purchases in the ordinary course of business. Such capital expenditure commitments are included in purchase obligations presented below under the heading “Contractual Obligations.”

Sources and Uses of Cash

The following table provides a comparison of our cash flow from operating activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cash flow from operating activities:
Net loss	$(60,963)	$(83,979)	$23,016
Depreciation and amortization expense	26,931	58,899	(31,968)
Amortization of deferred revenue	(7,021)	(570)	(6,451)
Amortization of deferred costs	11,354	433	10,921
Amortization of deferred financing costs	108	—	108
Amortization of debt premium, net	(145)	(112)	(33)
Interest paid-in-kind	9,237	8,208	1,029
Deferred income taxes	587	2,765	(2,178)
Share-based compensation expense	1,847	865	982
Loss from unconsolidated subsidiaries	—	1,324	(1,324)
Changes in operating assets and liabilities, net	(28,697)	(3,918)	(24,779)
Net cash used in operating activities	$(46,762)	$(16,085)	$(30,677)

The decrease in net cash from operating activities for the three months ended March 31, 2020 compared to the prior period resulted primarily from lower overall contract margin for our drillships in the current period, including the Pacific Sharav that completed its legacy Chevron five-year contract in August 2019 and continued working for Chevron at a lower market dayrate until early April 2020. The decrease was partially offset by lower payments for reorganization items and cost savings from headcount and other spending reductions.

The following table presents our cash flow from investing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(5,920)	$(17,613)	$11,693
Net cash used in investing activities	$(5,920)	$(17,613)	$11,693

Capital expenditures for the three months ended March 31, 2019 were higher than the three months ended March 31, 2020 as it included purchases related to rig enhancement equipment, including a managed pressure drilling system.

The following table presents our cash flow from financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	$(279)	$—	$(279)
Proceeds from long-term debt	50,000	—	50,000
Payments for financing costs	(1,685)	(1,115)	(570)
Purchases of treasury shares	—	(124)	124
Net cash provided by (used in) financing activities	$48,036	$(1,239)	$49,275

During the three months ended March 31, 2020, we entered into and drew the full $50.0 million available under our Revolving Credit Facility and paid the related debt financing fees. During the three months ended March 31, 2019, we paid the remaining professional fees related to the issuance of the First Lien Notes and Second Lien PIK Notes.

Description of Indebtedness

For information about our indebtedness, see Note 4 to our unaudited condensed consolidated financial statements included in this Form 10-Q and Notes 7 and 23 to our consolidated financial statements included in our 2019 Annual Report.

Bank Guarantee

As of April 30, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Derivative Instruments and Hedging Activities

We may enter into derivative instruments from time to time to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. We had no outstanding derivatives as of April 30, 2020.

Off-Balance Sheet Arrangements

As of April 30, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual obligations as of March 31, 2020:

	Remaining
	Nine months	For the years ending December 31,
	2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Contractual Obligations
Long-term debt(a)	$—	$—	$1,073,614	$—	$1,073,614
Interest on long-term debt(b)	66,250	134,750	310,542	—	511,542
Operating leases	1,272	3,143	2,733	—	7,148
Purchase obligations(c)	28,691	312	—	—	29,003
Total contractual obligations(d)	$96,213	$138,205	$1,386,889	$—	$1,621,307

(a)	Amounts are based on the aggregate outstanding principal balances of the Revolving Credit Facility, the First Lien Notes and the Second Lien PIK Notes.
(b)	Interest payments are based on our existing outstanding borrowings. Interest on the First Lien Notes and the Second Lien PIK Notes at their respective interest rates of 8.375% and 12.0%, which assumes the interest on the Second Lien PIK Notes will be paid in-kind. Accrued paid in-kind interest is assumed to be settled in cash at the date of maturity of the Second Lien PIK Notes. Interest on the Revolving Credit Facility is based on existing outstanding borrowings of $50.0 million using current LIBOR as of March 31, 2020 through the maturity date.
(c)	Purchase obligations are agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions and the approximate timing of the transactions, which includes our purchase orders for goods and services entered into in the normal course of business.

(d)	Contractual obligations do not include approximately $43.5 million of liabilities from unrecognized tax benefits related to uncertain tax positions, inclusive of interest and penalties, included on our condensed consolidated balance sheets as of March 31, 2020. We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Some of the figures included in the table above are based on estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the tables.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for credit losses, financial instruments, obsolescence for materials and supplies, depreciation of property and equipment, deferred costs, impairment of long-lived assets, income taxes, share-based compensation and contingencies. We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

See Note 3 to our unaudited condensed consolidated financial statements for a discussion of our impairment analysis of long-lived assets.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates and Policies” in our 2019 Annual Report. During the three months ended March 31, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based. Significant accounting policies and recently issued accounting standards are discussed in Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q and in Note 2 to our consolidated financial statements included in our 2019 Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are generally identifiable by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “our ability to,” “may,” “plan,” “potential,” “predict,” “project,” “projected,” “should,” “will,” “would,” or other similar words which are not generally historical in nature. The forward-looking statements speak only as of the date of this quarterly report, and we undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Our forward-looking statements express our current expectations or forecasts of possible future results or events, including the future impact of the COVID-19 pandemic on our business, future financial and operational performance and cash balances; our future liquidity position and future efforts to improve our liquidity position; revenue efficiency levels; market outlook; forecasts of trends; future client contract opportunities; future contract dayrates; our business strategies and plans or objectives of management; estimated duration of client contracts; backlog; expected capital expenditures; projected costs and savings, expectations regarding our two subsidiaries’ application to appeal the arbitration award against them related to the drillship known as the Pacific Zonda in favor of Samsung Heavy Industries Co. Ltd. (“SHI”), the outcome of such subsidiaries’ ongoing bankruptcy proceedings and the potential impact of the Tribunal’s decision on our future operations, financial position, results of operations and liquidity.

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

Important factors that could cause actual results to differ materially from our expectations include:

●	evolving risks from the COVID-19 outbreak and resulting significant disruption in international economies, and international financial and oil markets, including a substantial decline in the price of oil during 2020, which if sustained would have a material adverse effect on our financial condition, results of operations and cash flow;
●	changes in actual and forecasted worldwide oil and gas supply and demand and prices, and the related impact on demand for our services;
●	the offshore drilling market, including changes in capital expenditures by our clients;
●	rig availability and supply of, and demand for, high-specification drillships and other drilling rigs competing with our fleet;
●	our ability to enter into and negotiate favorable terms for new drilling contracts or extensions of existing drilling contracts;
●	our ability to successfully negotiate and consummate definitive contracts and satisfy other customary conditions with respect to letters of intent and letters of award that we receive for our drillships;
●	actual contract commencement dates;
●	possible cancellation, renegotiation, termination or suspension of drilling contracts as a result of mechanical difficulties, performance, market changes or other reasons;
●	costs related to stacking of rigs and costs to reactivate a stacked rig;
●	downtime and other risks associated with offshore rig operations, including unscheduled repairs or maintenance, relocations, severe weather or hurricanes or accidents;

●	our small fleet and reliance on a limited number of clients;
●	the willingness and ability of existing lenders and holders of our notes to agree to any modifications to the terms of our long-term debt that we may request, and whether additional capital at a reasonable cost becomes available to us;
●	the risks of litigation in foreign jurisdictions and delays caused by third parties in connection with such litigation, the outcome of our subsidiaries’ bankruptcy proceedings and any actions that SHI or others may take in the bankruptcy or other proceedings against the Company and its subsidiaries;
●	the risk that our common shares could be delisted from trading on the NYSE should we fail to regain compliance with the minimum share price continued listing standard during the cure period, or fail to meet other continued listing criteria (and if we were unable to cure the deficiency within the applicable cure period, if any); and the other risk factors described under the heading “Risk Factors” in Part I Item 1A. of our 2019 Annual Report and in Part II Item 1A. of this report.

All forward-looking statements in this quarterly report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and the “Risk Factors” section in our 2019 Annual Report and in this report. Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, you are cautioned not to unduly rely on our forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or developments, changed circumstances or otherwise. Further, we may make changes to our business strategies and plans at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could materially affect our results.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We have entered, and in the future may enter, into derivative financial instrument transactions to manage or reduce market risk, but we do not enter into derivative financial instrument transactions for speculative or trading purposes . We had no outstanding derivatives as of March 31, 2020 and December 31, 2019.

Interest Rate Risk. We are exposed to changes in interest rates on amounts outstanding under the Revolving Credit Facility, which was $50.0 million as of March 31, 2020. A 1% increase or decrease to the overall variable interest rate charged to us would thus increase or decrease our interest expense by approximately $0.5 million on an annual basis as of March 31, 2020.

Foreign Currency Exchange Rate Risk. We are exposed to foreign exchange risk associated with our international operations. For a discussion of our foreign exchange risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report. There have been no material changes to these previously reported matters during the three months ended March 31, 2020.

Item 4 — Controls and Procedures

Disclosure controls and procedures — We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange

Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Internal control over financial reporting — There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

See Note 11 to our unaudited condensed consolidated financial statements included in this Form 10-Q, which is incorporated herein by reference.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed under Part I Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. Except as disclosed in the updated Risk Factor below and elsewhere in this report, there have been no significant changes in our risk factors as described in our 2019 Annual Report. In particular, please see the discussion under the headings “Impact of COVID-19 Pandemic on our Business” and “Market Outlook” in Part I Item 2 of this report.

Our common shares were relisted and began trading on the New York Stock Exchange (the “NYSE”) on December 18, 2018. We have received notice from the NYSE that we have fallen below its minimum share price standard for continued listing and we may not be able to regain compliance during the cure period or remain in compliance with other continued listing standards. Investors may be unable to sell common shares at or above the price they bought them for.

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

On April 7, 2020, we received notice from the NYSE that we do not currently satisfy the minimum share price standard for continued listing of the Company’s common shares. Specifically, on April 6, 2020, the 30 trading-day average closing price per share of the Company’s common shares was below $1.00, the minimum average share price required for continued listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.

Under NYSE rules, we generally would have six months following receipt of the notification to regain compliance with this continued listing standard and avoid delisting. However, as a result of a recent NYSE temporary rule change, which became effective on April 20, 2020, our applicable cure period has been extended to December 16, 2020. As required by NYSE rules, we notified the NYSE that we intend to cure the share price deficiency and we are considering all available options to return to compliance with this continued listing criteria. We can regain compliance at any time during the cure period if on the last trading day of any calendar month during the cure period our common shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the last 30 trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures.

Our common shares continue to be listed and to trade on the NYSE, subject to our compliance with other NYSE continued listing requirements. Our common shares will continue to trade on the NYSE under the symbol “PACD” but will have an added designation of “.BC” to indicate the status of the common shares as “below compliance.” The NYSE notification does not affect our Securities and Exchange Commission reporting requirements. Our receipt of this notification did not affect any of our existing contractual or debt obligations.

We cannot assure you that we will regain compliance with the NYSE’s continued listing standards in the future or remain in compliance with the NYSE’s other continued listing standards. For example, the NYSE typically imposes immediate delisting for shares that trade at an “abnormally low share price,” typically considered $0.15 per share or less.

In addition, the NYSE typically imposes immediate delisting if a listed company is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million; however, as a result of a recent NYSE temporary rule change, this rule is temporarily suspended through June 30, 2020.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period. We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any specific number or dollar value of common shares under the program. We anticipate that future repurchases, if any, will be funded with cash on hand. As of April 30, 2020, we have repurchased a total of 44,710 of our common shares on the open market with the last repurchase occurring in May 2019 and had approximately $14.3 million remaining available under the program.

			Total number of	Approximate dollar
			shares repurchased	value of shares that
			as part of publicly	may yet be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share ($)	programs	programs
January 2020	—	—	—	$14,347,529
February 2020	—	—	—	$14,347,529
March 2020	—	—	—	$14,347,529
Total	—	—	—

Item 6 — Exhibits

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

2.1	Modified Fourth Amended Joint Plan of Reorganization for Pacific Drilling S.A. and Certain of Its Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 746], dated October 31, 2018		6-K	001-35345	11/5/18
2.2	Order Confirming the Debtors’ Modified Fourth Amended Joint Plan of Reorganization, as entered by the Bankruptcy Court on November 2, 2018 [Docket No. 746]		6-K	001-35345	11/5/18
2.3

Amended Joint Plan of Liquidation/Reorganization for Pacific Drilling Services, Inc. and Pacific Drilling VIII Limited Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 30], dated as of January 22, 2019

			20-F	001-35345	3/12/19
2.4	Order Confirming the Debtors’ Amended Joint Plan of Liquidation/Reorganization, as entered by the Bankruptcy Court on January 30, 2019 [Docket No. 881]		20-F	001-35345	3/12/19

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

3.1	Coordinated Articles of Association of Pacific Drilling S.A., dated June 4, 2019		6-K	001-35345	8/13/19
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

			6-K	001-35345	11/20/18
10.1*	Restricted Share Unit Agreement between Pacific Drilling S.A. and Bernie G. Wolford Jr. dated March 10, 2020	X
10.2*	Performance Share Unit Agreement between Pacific Drilling S.A. and Mr. Bernie G. Wolford Jr. dated March 10, 2020	X

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

10.3*	Amendment No. 1 to Performance-Based Restricted Stock Unit Agreement between Pacific Drilling S.A. and Bernie G. Wolford Jr. dated March 10, 2020	X
10.4*	Amendment No. 1 to Performance-Based Restricted Stock Unit Agreement between Pacific Drilling S.A. and W. Matt Ralls dated April 10, 2020	X
10.5*	Form of Notice of Long Term Incentive Cash Award for W. Matt Ralls dated April 10, 2020	X
10.6*	Modification to Employment Agreement by and between Pacific Drilling Manpower, Inc. and Bernie G. Wolford Jr. dated April 1, 2020	X
10.7*	Modification to Employment Agreement by and between Pacific Drilling Manpower, Inc. and James W. Harris dated April 1, 2020	X
10.8*

Form of Modification to Severance and Change of Control Agreement by and between Pacific Drilling Manpower, Inc. and each of the Company’s executive officers (other than Messrs. Wolford and Harris) dated April 1, 2020

X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1♦	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2♦	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.
♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Drilling S.A.
(Registrant)

Dated: May 8, 2020	By	/s/ Richard E. Tatum
Richard E. Tatum
Senior Vice President & Chief Accounting Officer