Form 10-Q
period 2020-06-30
PACIFIC DRILLING S.A.
filed 2020-08-10
CIK 1517342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

As of July 31, 2020, there were 75,203,391 common shares outstanding.

PACIFIC DRILLING S.A.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Unaudited Condensed Consolidated Financial Statements

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share information) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Contract drilling	$38,910	$76,415	$128,343	$142,331
Costs and expenses
Operating expenses	61,854	52,254	148,329	104,550
General and administrative expenses	10,857	10,010	20,500	21,256
Depreciation and amortization expense	26,811	59,330	53,742	118,229
Loss from unconsolidated subsidiaries	—	700	—	2,024
	99,522	122,294	222,571	246,059
Operating loss	(60,612)	(45,879)	(94,228)	(103,728)
Other income (expense)
Interest expense	(26,607)	(24,406)	(51,734)	(48,445)
Reorganization items	(248)	(878)	(362)	(1,881)
Interest income	520	1,665	1,327	3,637
Other income (expense)	1	(220)	(212)	(311)
Loss before income taxes	(86,946)	(69,718)	(145,209)	(150,728)
Income tax expense	452	3,868	3,152	6,837
Net loss	$(87,398)	$(73,586)	$(148,361)	$(157,565)
Loss per common share, basic	$(1.16)	$(0.98)	$(1.97)	$(2.10)
Weighted-average shares outstanding, basic	75,199	75,001	75,191	75,016
Loss per common share, diluted	$(1.16)	$(0.98)	$(1.97)	$(2.10)
Weighted-average shares outstanding, diluted	75,199	75,001	75,191	75,016

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(87,398)	$(73,586)	$(148,361)	$(157,565)
Total other comprehensive income	—	—	—	—
Total comprehensive loss	$(87,398)	$(73,586)	$(148,361)	$(157,565)

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)

	June 30,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$246,311	$278,620
Restricted cash	6,106	6,089
Accounts receivable, net	27,084	29,252
Materials and supplies	45,101	43,933
Deferred costs, current	8,441	16,961
Prepaid expenses and other current assets	13,196	15,732
Total current assets	346,239	390,587
Property and equipment, net	1,790,927	1,842,549
Other assets	29,777	23,423
Total assets	$2,166,943	$2,256,559
Liabilities and shareholders’ equity:
Accounts payable	$19,046	$24,223
Accrued expenses	23,738	27,924
Accrued interest	15,703	15,703
Deferred revenue, current	4,129	7,567
Total current liabilities	62,616	75,417
Long-term debt	1,142,431	1,073,734
Other long-term liabilities	38,052	38,577
Total liabilities	1,243,099	1,187,728
Shareholders’ equity:
Common shares, $0.01 par value per share, 82,500 shares authorized and issued and 75,203 and 75,007 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	752	751
Additional paid-in capital	1,656,054	1,652,681
Treasury shares, at cost	(652)	(652)
Accumulated deficit	(732,310)	(583,949)
Total shareholders’ equity	923,844	1,068,831
Total liabilities and shareholders’ equity	$2,166,943	$2,256,559

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands) (unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	75,007	$751	$1,652,681	7,493	$(652)	$(583,949)	$1,068,831
Shares issued under share-based compensation plan	192	1	(280)	(192)	—	—	(279)
Share-based compensation	—	—	1,847	—	—	—	1,847
Net loss	—	—	—	—	—	(60,963)	(60,963)
Balance at March 31, 2020	75,199	$752	$1,654,248	7,301	$(652)	$(644,912)	$1,009,436
Shares issued under share-based compensation plan	4	—	—	(4)	—	—	—
Share-based compensation	—	—	1,806	—	—	—	1,806
Net loss	—	—	—	—	—	(87,398)	(87,398)
Balance at June 30, 2020	75,203	$752	$1,656,054	7,297	$(652)	$(732,310)	$923,844

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	75,031	$750	$1,645,692	7,469	$—	$(27,484)	$1,618,958
Shares repurchased	(8)	—	—	8	(124)	—	(124)
Share-based compensation	—	—	865	—	—	—	865
Net loss	—	—	—	—	—	(83,979)	(83,979)
Balance at March 31, 2019	75,023	$750	$1,646,557	7,477	$(124)	$(111,463)	$1,535,720
Shares repurchased	(36)	—	—	36	(528)	—	(528)
Share-based compensation	—	—	2,199	—	—	—	2,199
Net loss	—	—	—	—	—	(73,586)	(73,586)
Balance at June 30, 2019	74,987	$750	$1,648,756	7,513	$(652)	$(185,049)	$1,463,805

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(148,361)	$(157,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,742	118,229
Amortization of deferred revenue	(8,943)	(1,146)
Amortization of deferred costs	15,422	586
Amortization of deferred financing costs	269	—
Amortization of debt premium, net	(332)	(221)
Interest paid-in-kind	19,029	16,923
Deferred income taxes	82	4,760
Share-based compensation expense	3,654	3,064
Loss from unconsolidated subsidiaries	—	2,024
Changes in operating assets and liabilities:
Accounts receivable	2,168	(24,854)
Materials and supplies	(1,168)	(2,012)
Deferred costs	(12,713)	(4,347)
Prepaid expenses and other assets	3,460	(12,906)
Accounts payable and accrued expenses	(5,041)	3,155
Deferred revenue	5,505	2,444
Net cash used in operating activities	(73,227)	(51,866)
Cash flow from investing activities:
Capital expenditures	(6,967)	(21,454)
Net cash used in investing activities	(6,967)	(21,454)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	(280)	—
Proceeds from long-term debt	50,000	—
Payments for financing costs	(1,818)	(1,115)
Purchases of treasury shares	—	(652)
Net cash provided by (used in) financing activities	47,902	(1,767)
Net decrease in cash and cash equivalents	(32,292)	(75,087)
Cash, cash equivalents and restricted cash, beginning of period	284,709	389,075
Cash, cash equivalents and restricted cash, end of period	$252,417	$313,988

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

Note 2 — Significant Accounting Policies

Basis of Presentation — Our accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Our condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the presented interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2019, included in our annual report on Form 10-K filed on March 12, 2020 (our “2019 Annual Report”).

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

Note 3 — Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Drillships and related equipment	$1,964,330	$1,962,211
Other property and equipment	259	259
Property and equipment, cost	1,964,589	1,962,470
Accumulated depreciation	(173,662)	(119,921)
Property and equipment, net	$1,790,927	$1,842,549

During the first quarter of 2020, the COVID-19 pandemic weakened demand for oil, and we saw significant cuts in the current year’s capital expenditure budgets for many exploration and production companies coupled with a severe oversupply of oil. As a result, we determined an impairment indicator existed and we tested for impairment in the first

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

quarter of 2020. We performed a recoverability test and determined that the estimated undiscounted cash flows of our drillships significantly exceeded their carrying amounts. As a result, no impairment loss was recorded.

Note 4 — Debt

Debt, net of debt premium (discount) consists of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Revolving Credit Facility	$50,000	$—
First Lien Notes	748,154	747,910
Second Lien PIK Notes	344,277	325,824
Total long-term debt	$1,142,431	$1,073,734

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

Intercreditor Agreement

The relationship between holders of First Lien Notes and lenders under the Revolving Credit Facility (and any future first lien debt), on the one hand, and Second Lien PIK Notes (and any future junior lien debt), on the other hand, is governed by an intercreditor agreement. Pursuant to the intercreditor agreement, the liens securing first lien debt are effectively senior in priority to the liens securing junior lien debt. The relationship between lenders under the Revolving Credit Facility and the holders of the First Lien Notes is governed (and any future first lien debt would be governed) by a collateral agency agreement. Such agreement allows for payment priority in favor of lenders under the Revolving Credit Facility.

Second Lien PIK Notes

On September 26, 2018, Pacific Drilling Second Lien Escrow Issuer Limited (the “Second Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and a wholly owned subsidiary of the Company, entered into an indenture (the “Second Lien PIK Notes Indenture”) with the Trustee, as trustee and junior lien collateral agent, relating to the issuance by the Second Lien Escrow Issuer of approximately $273.6 million aggregate principal amount of Second Lien PIK Notes. Approximately $23.6 million aggregate principal amount was issued as a commitment fee to an ad hoc group of holders of our pre-petition notes in exchange for their agreement to backstop the issuance of the Second Lien PIK Notes.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Upon the Company’s emergence from its Chapter 11 proceedings on November 19, 2018, the Second Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the Second Lien Escrow Issuer under the Second Lien PIK Notes Indenture.

For each interest period, interest is payable, at the option of the Company, (i) entirely in cash (“Cash Interest”), (ii) entirely through the issuance of additional Second Lien PIK Notes having the same terms and conditions as the Second Lien PIK Notes issued in the initial Second Lien PIK Notes offering in a principal amount equal to the amount of interest then due and payable or by increasing the then outstanding aggregate principal amount of Second Lien PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. If the Company elects to pay interest for an interest period entirely in the form of Cash Interest, interest will accrue at a rate of 11.0% per annum for such interest period. If the Company elects to pay interest for an interest period entirely in the form of PIK Interest, interest will accrue at a rate of 12.0% per annum for such interest period. If the Company elects to pay 50% in Cash Interest and 50% in PIK Interest for an interest period, (i) interest in respect of the Cash Interest portion will accrue at 11.0% and (ii) interest in respect of the PIK Interest portion will accrue at 12.0% for such interest period.

Interest on the Second Lien PIK Notes is payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The Second Lien PIK Notes will mature on April 1, 2024, unless earlier redeemed or repurchased. As of June 30, 2020, the Company has made the following payments in the form of PIK Interest:

Payment Date	PIK Interest
(in thousands)
April 1, 2019	$16,873
October 1, 2019	17,429
April 1, 2020	18,475

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

The Company may be required to offer to purchase the Second Lien PIK Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a Change of Control (as defined in the Second Lien PIK Notes Indenture) (a “Change of Control Offer”), and at 100.0% of the principal amount, plus accrued and unpaid interest, under certain other circumstances. In addition, the Company will be required to offer to purchase Second Lien PIK Notes at 100.0% of the principal amount thereof, plus accrued and unpaid interest, with the cash proceeds, if any, from a settlement or award in connection with the arbitration with SHI related to the Pacific Zonda, with such offer to be for an aggregate principal amount of the Second Lien PIK Notes equal to the lesser of (x) 50.0% of such cash proceeds and (y) $75.0 million, provided, that if the Company is required to offer to purchase the First Lien Notes with such cash proceeds, the Company shall only be required to offer to purchase the Second Lien PIK Notes with the portion thereof that has been declined by the holders of First Lien Notes.

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

Revolving Credit Facility

On February 7, 2020, the Company, as borrower, Angelo, Gordon Energy Servicer, LLC (“Angelo Gordon”), as administrative agent and the lenders party thereto, entered into a revolving credit agreement that provides a $50.0 million first lien superpriority revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2020, the full available amount of $50.0 million was drawn on the facility.

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 5 — Earnings per Share

The following reflects the income and the share data used in the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share information)
Numerator:
Net loss, basic and diluted	$(87,398)	$(73,586)	$(148,361)	$(157,565)
Denominator:
Weighted-average shares outstanding, basic	75,199	75,001	75,191	75,016
Weighted-average shares outstanding, diluted	75,199	75,001	75,191	75,016
Loss per share:
Basic	$(1.16)	$(0.98)	$(1.97)	$(2.10)
Diluted	$(1.16)	$(0.98)	$(1.97)	$(2.10)

The following table presents the share effects of share-based compensation awards that were excluded from our computations of diluted EPS, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Share-based compensation awards	1,746	1,414	1,746	1,414

Note 6 — Income Taxes

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. As of June 30, 2020 and December 31, 2019, we had $43.5 million and $43.5 million, respectively, of unrecognized tax benefits which were included in other long-term liabilities on our condensed consolidated balance sheets and would favorably impact our consolidated effective tax rate if realized. To the extent we have income tax receivable balances available to utilize against amounts payable for unrecognized tax benefits, we have presented such receivable balances as a reduction to other long-term liabilities on our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019 we have no accrued interest and penalties related to uncertain tax positions on our balance sheets as such payments would not be required by law.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 7 — Revenue from Contracts with Clients

Contract Assets and Liabilities

The following table provides information about trade receivables, contract assets and contract liabilities:

	June 30,	December 31,
	2020	2019

	(in thousands)
Trade receivables, net	$26,539	$28,926
Current contract liabilities (deferred revenue)	4,129	7,567

Significant changes in contract assets and contract liabilities for the six months ended June 30, 2020 are as follows:

	Contract Assets	Contract Liabilities

	(in thousands)
Balance at December 31, 2019	$—	$7,567
Decrease due to amortization of deferred revenue	—	(8,943)
Increase due to billings related to mobilization revenue and capital upgrades	—	5,582
Increase due to demobilization revenue recognized	5,077	—
Decrease due to billing of demobilization fee	(5,000)	—
Transfers between balances	(77)	(77)
Balance at June 30, 2020	$—	$4,129

Future Amortization of Contract Liabilities

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2020:

	Remaining
	six months	For the years ending December 31,
	2020	2021	2022	2023 and thereafter	Total

	(in thousands)
Amortization of contract liabilities	$3,237	$981	$—	$—	$4,218

The expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract as of June 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the optional exemption in Topic 606 and have not disclosed the variable consideration related to our estimated future dayrate revenue.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 8 — Leases

Our leasing activities primarily consist of operating leases with our integrated services subcontractors, corporate offices, regional shorebase offices and office equipment. The components and other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Lease Expense
Operating lease cost	$6,737	$765	$17,551	$1,363

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	366	360	733	719
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	6,935

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.3	4.8

Weighted Average Discount Rate
Operating leases	8.1%	8.1%

Future minimum lease payments for our leases as of June 30, 2020 and a reconciliation to lease liabilities recorded on our condensed consolidated balance sheet are as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2020 (excluding six months ended June 30, 2020)	$739
2021	1,499
2022	1,525
2023	1,552
2024	1,179
Total future minimum lease payments	6,494
Less imputed interest	(989)
Total	$5,505

Reported as of June 30, 2020
Accrued expenses	$1,089
Other long-term liabilities	4,416
Total lease liabilities	$5,505

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

We use short-term creditworthiness data of our clients from credit rating agencies to measure expected credit losses on accounts receivable on a collective basis when similar risk characteristics exist. If we determine that the accounts receivable from a client does not share risk characteristics with others, we evaluate the asset for expected credit losses on an individual basis and do not include it in a collective evaluation. To estimate the allowance for credit losses, we apply the aging method based on our historical credit loss experience adjusted for any applicable current conditions and reasonable and supportable forecasts of future economic conditions. We considered the impact of the COVID-19 pandemic and lower oil prices on our current estimate of credit losses as of June 30, 2020.

As of both January 1, 2020 and June 30, 2020, the allowance for credit losses related to our accounts receivable and contract assets was nil, and there were no corresponding activities for the three and six months ended June 30, 2020.

Note 10 — Fair Value Measurements

We estimated fair value by using appropriate valuation methodologies and information available to management as of June 30, 2020 and December 31, 2019. Considerable judgment is required in developing these estimates, and accordingly, estimated values may differ from actual results.

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. It is not practicable to estimate the fair value of the Revolving Credit Facility. The following table presents the carrying value and estimated fair value of our cash and cash equivalents and debt:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Cash and cash equivalents	$246,311	$246,311	$278,620	$278,620
First Lien Notes	748,154	187,500	747,910	682,500
Second Lien PIK Notes	344,277	3,362	325,824	183,949

Our cash equivalents are primarily invested in money market instruments with original maturities of three months or less. We estimate the fair values of our debt using quoted market prices to the extent available and significant other observable inputs, which represent Level 2 fair value measurements.

Note 11 — Commitments and Contingencies

Liquidity — Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection as well as payments for operating costs and other obligations.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents. As of July 31, 2020, we had drawn the full $50.0 million available under the Revolving Credit Facility, and had $238.3 million of cash and cash equivalents and $6.1 million of restricted cash. Based on our cash flow forecast, we expect to have aggregate negative cash flows for 2020 and 2021. We have no scheduled payments of principal on our outstanding debt until 2023. We believe that our existing cash on hand will provide sufficient liquidity over the next 12 months to fund our cash needs.

The Revolving Credit Facility will mature on April 1, 2023, our First Lien Notes mature on October 1, 2023, and our Second Lien PIK Notes mature April 1, 2024. Borrowings under the Revolving Credit Facility bear interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, and is payable quarterly. Our First Lien Notes require cash

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

interest payments on October 1 and April 1 of each year in the amount of approximately $31.4 million. Interest on our Second Lien PIK Notes may be paid in kind at our election. Our ability to continue to meet our obligations and pay or refinance our long-term debt at maturity will depend on market conditions, our operating performance and cash flow.

Market conditions in the offshore drilling industry in recent years, and particularly in 2020 due to the pandemic, have led to materially lower levels of spending for offshore exploration and development by our current and potential clients on a global basis, which in turn has negatively affected our revenue, profitability and cash flows. In addition, incremental capital at a reasonable cost is difficult to obtain for companies in our industry and may continue to be difficult to obtain. Our debt agreements limit our ability to incur additional debt, which includes up to $50.0 million for a capital lease facility and up to $50.0 million through our general indebtedness basket, which may be secured.

Given current market conditions, we do not believe our current capital structure will be sustainable over the long term. Accordingly, we have engaged financial and legal advisors to assist us in evaluating various alternatives to address our longer-term liquidity outlook and capital structure, which may include a negotiated restructuring of our debt that is implemented under the protection of Chapter 11 of the U.S. Bankruptcy Code. We are currently engaged in discussions with a group of our creditors seeking to reach acceptable terms for a restructuring. Any such agreement that we may reach may include the equitization of all or certain of the Company’s indebtedness, which would place our common shareholders at significant risk of losing all of their interests in the Company.

Commitments — As of June 30, 2020, we had no material commitments.

Bank Guarantee — As of June 30, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

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

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the Plan of Reorganization and emerged from bankruptcy, SHI filed with the Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million. We filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the Bankruptcy Court. On March 26, 2020, the Bankruptcy Court sustained our objection and expunged SHI’s claim, and on May 8, 2020, the Bankruptcy Court issued an order closing the Company’s bankruptcy case.

Note 12 — Supplemental Cash Flow Information

During the six months ended June 30, 2020 and 2019, we paid $32.8 million and $32.3 million of interest in cash, respectively. During the six months ended June 30, 2020 and 2019, we paid $1.5 million and $3.2 million of income taxes, respectively.

During the six months ended June 30, 2020 and 2019, we paid $0.6 million and $4.5 million in reorganization items, respectively.

Within our condensed consolidated statements of cash flows, capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude accrued capital expenditures, which are capital expenditures that were accrued but unpaid. During the six months ended June 30, 2020 and 2019, changes in accrued capital expenditures were $(4.8) million and $(3.9) million, respectively.

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

The following table sets forth certain information regarding our fleet as of July 31, 2020:

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

Fleet Status

The status of our fleet as of July 31, 2020 and certain historical fleet information for the periods covered by the financial statements included in this report follows:

●	The Pacific Bora operated under a contract with Eni for two wells in Nigeria from November 2018 to July 2019 and completed another contract with Eni for one well in Oman from February 2020 to early April 2020. The Pacific Bora is currently idle in Oman while actively seeking a contract.
●	The Pacific Mistral is currently idle in Las Palmas.
●	The Pacific Scirocco is currently idle in Las Palmas.
●	The Pacific Santa Ana operated under a contract with Total for one well in Senegal and one well in Mauritania from April to September 2019. This contract also provides for two option wells that would follow the Petronas Phase II work. The Pacific Santa Ana is currently under a contract to perform integrated services for Phase II of the plug and abandonment project with Petronas in Mauritania, starting in December 2019 with an estimated 360 days of work. Petronas provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We have agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate, which, due to our own cost reductions as well as negotiated cost reductions from our third-party integrated service providers, will allow us to cover substantially all rig and third-party costs until the rig is called back to work by the client. The Pacific Santa Ana is currently on standby in Las Palmas.
●	The Pacific Khamsin is currently working in the U.S. Gulf of Mexico under a contract with Equinor/Total that started in December 2019. The current work ongoing with Total is expected to end in September 2020. The previously exercised third firm well with Equinor was cancelled for a termination fee.
●	The Pacific Sharav operated under a five-year contract with a subsidiary of Chevron through August 2019, and continued to operate under an extension of the contract with Chevron in the U.S. Gulf of Mexico through early April 2020. On February 25, 2020, the Pacific Sharav entered into a contract with Murphy for two firm wells and one option well in Mexico, which was cancelled by the client in July 2020 for a termination fee. On July 24, 2020, the Pacific Sharav entered into a contract with Murphy for ten firm wells in the U.S. Gulf of Mexico for an estimated duration of approximately 450 days with a further five option wells, which is estimated to commence in the second quarter of 2021. The Pacific Sharav is currently idle in the U.S. Gulf of Mexico.
●	The Pacific Meltem is currently idle in Las Palmas.

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

Since March 2020, as jurisdictions around the world enacted stay-at-home orders, ordered non-essential businesses to close and restricted air and land travel to try to reduce the spread of the virus, global demand for oil and gas declined further, resulting in substantial incremental oil price declines. Despite an agreement to cut production levels by nearly 10 million barrels per day that was finally reached by OPEC, Russia and certain other oil producing nations on April 12, 2020, the continued extreme supply and demand disparity led to an unprecedented plunge in oil prices. Oil producers have responded to the lower demand for oil and lower oil prices by cutting their 2020 capital budgets, with our clients generally cutting their budgets by 20%-30% and cancelling or delaying to 2021 work that had been scheduled or awarded to us for 2020.

The impact of these market conditions on our business has been direct and significantly negative. Although four of our seven drillships were working during the first quarter 2020, two of our rigs, the Pacific Bora and the Pacific Sharav completed their projects in early April 2020. Contract opportunities that we had expected to provide follow-on work for the Pacific Sharav and the Pacific Bora have been delayed through at least 2021. The Pacific Santa Ana was working through the first quarter on a project for Petronas which was suspended due to force majeure on March 29, 2020, following which we agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate. We mobilized the Pacific Meltem to the U.S. Gulf of Mexico in the first quarter in anticipation of winning a contract for work that has now been delayed to 2021, and thus have mobilized the rig back to Las Palmas. As noted above, certain contracts for the Pacific Khamsin and Pacific Sharav have been cancelled for termination fees. The Pacific Mistral and Pacific Scirocco remain smart-stacked in Las Palmas. In addition, on April 7, 2020, we received notice from the New York Stock Exchange (the “NYSE”) that we do not satisfy the minimum share price standard for continued listing of our common shares, which noncompliance is subject to a cure period. For additional information, see Part II Item 1A “Risk Factors” in this report.

The global pandemic has also impacted our day-to-day operations. As jurisdictions have closed airports and restricted air and land travel, we have faced challenges in effecting crew changes on our rigs which have required us in some cases to extend the work schedules of our offshore workers past their scheduled time off. In other cases, we have had to re-route travel for our workers through the fewer open airports resulting in increased travel time, inconvenience and cost. For the project being performed by the Pacific Khamsin in the U.S. Gulf of Mexico, we have partnered with our clients, Equinor and Total, to take extraordinary measures to keep our employees safe and the rig sanitary, including imposing a quarantine on each offshore employee and contractor prior to returning to work on the rig and implementing preboarding screening procedures. Onshore, we closed our Houston, Luxembourg and Dubai offices since mid-March, requiring all of our employees to work remotely.

In light of these business conditions, on April 1, we implemented a Company-wide reduction in base salaries of 10% to 12%. Our Board also reduced the retainer fees payable to our directors by 10%. We have laid off approximately 51% of our offshore workforce and carried out reductions or furloughs of our onshore workers to significantly reduce overhead costs. We have also initiated other cost reduction measures, including reducing rig cost, shore-based office costs, operations support costs, general and administrative expenses and other similar measures.

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

During the second quarter of 2020 some jurisdictions began to ease restrictions relating to the pandemic as the rate of increase in new cases declined; however, generally beginning in mid-June 2020 and extending through the time of the filing of this report, many jurisdictions have experienced a resurgence in cases and some governments have extended or re-imposed restrictions. While there have been some promising early results of vaccine tests, the resurgences have raised concerns that demand weakness for oil will continue for some time and perhaps longer than expected. In addition, oil production cuts agreed to by Russia and OPEC and certain other oil producing nations are subject to phase out in the second half of 2020, which may put additional pressure on oil prices. We cannot predict the future impact of the pandemic on our business or oil prices.

Drilling Rig Supply

We estimate that there are currently 105 high-specification drillships across the industry. We estimate that there are approximately 12 high-specification drillships in late stages of construction still to be delivered with only two having firm contracts announced and several with delayed delivery dates.

A significant number of floating rigs have been removed from the actively marketed fleet through cold stacking or scrapping in recent years. Despite this reduction in supply, the excess supply of high-specification drillships is expected to grow into 2021 as more rigs are stacked due to the current market dynamics. Recently we have seen scrapping announcements for several lower specification sixth generation drillships in the industry and expect this trend to continue due to low economic value assigned to this asset class. Although we have visibility into the maximum number of high-specification drillships that could be available, we cannot accurately predict how many of those rigs will be actively marketed or how many of those rigs may be temporarily or permanently removed from the market.

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

The first quarter of this year started strong with improving market fundamentals and solid demand growth for high-specification drillships, reflected in increased utilization and rising dayrates in many markets. However, since mid-March, we have seen significant cuts in the current year’s capital expenditure budgets for many exploration and production companies as a result of the COVID-19 pandemic coupled with a severe oversupply of oil. At the beginning of this year there was a total demand for 70 high-specification drillships worldwide but that is expected to be reduced significantly this year with the recent project cancellations and delays. We expect contracting activity to be minimal for the remainder of 2020 and expect that we may not see improvement in demand until 2021 or later.

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

For more information on this and other risks to our business and our industry, please read Part I Item 1A. “Risk Factors” in our 2019 Annual Report and Part II Item 1A “Risk Factors” in this report.

Contract Backlog

Our contract backlog includes firm commitments only, which are represented by signed drilling contracts. As of July 31, 2020 our contract backlog was approximately $184.0 million and was attributable to revenues we expect to generate from the Pacific Khamsin, the Pacific Santa Ana and the Pacific Sharav under their existing drilling contracts. We calculate our contract backlog by multiplying the contractual dayrate by the number of days committed under the contracts (excluding options to extend), assuming full utilization, and also including mobilization fees, upgrade reimbursements and other revenue sources, such as the standby rate during upgrades, as stipulated in the applicable contracts. For a well-by-well contract, we calculate the contract backlog by estimating the expected number of remaining days to drill the firm wells committed. In the case of the Petronas contract for the Pacific Santa Ana, we have assumed that the rig remains on standby at 35% of the contractual day rate through January 31, 2021 and then resumes work at the full contractual rate.

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

The following table sets forth certain contracting information regarding our fleet as of July 31, 2020:

Contractual
	Contracted		Contract	Dayrate
Rig	Location	Client	Commencement	(US$000's)	Comments
Pacific Khamsin	U.S. Gulf of Mexico	Total	April 2020	222(1)	Contract expected to end in September 2020.
Pacific Santa Ana	Mauritania	Petronas	December 2019	296(2)

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

	Senegal/Mauritania	Total			Two one-well options whose commencement would follow contract with Petronas.
Pacific Sharav	U.S. Gulf of Mexico	Murphy	Q2 2021	180	Contract for ten firm wells and five option wells.

(1)	Based on client not electing MPD services, the dayrate includes a base dayrate of $185,000 and integrated services package provided as part of the contract.
(2)	Full contractual dayrate prior to application of standby rate. Backlog data assumes that the Pacific Santa Ana remains on standby at 35% of the contractual day rate through January 31, 2021 and then resumes work at the full contractual rate.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table provides a comparison of our condensed consolidated results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Revenues
Contract drilling	$38,910	$76,415	$(37,505)	(49%)
Costs and expenses
Operating expenses	61,854	52,254	9,600	18%
General and administrative expenses	10,857	10,010	847	8%
Depreciation and amortization expense	26,811	59,330	(32,519)	(55%)
Loss from unconsolidated subsidiaries	—	700	(700)	(100%)
	99,522	122,294	(22,772)	(19%)
Operating loss	(60,612)	(45,879)	(14,733)	(32%)
Other income (expense)
Interest expense	(26,607)	(24,406)	(2,201)	(9%)
Reorganization items	(248)	(878)	630	72%
Interest income	520	1,665	(1,145)	(69%)
Other income (expense)	1	(220)	221	100%
Loss before income taxes	(86,946)	(69,718)	(17,228)	(25%)
Income tax expense	452	3,868	(3,416)	(88%)
Net loss	$(87,398)	$(73,586)	$(13,812)	(19%)

Revenues. The decrease in revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower operating revenues from the Pacific Sharav completing its legacy Chevron five-year contract in August 2019 and continuing to work for Chevron at a lower market dayrate until early April 2020. The decrease was also due to the Pacific Bora becoming idle in the current period while operating under a contract with Eni in Nigeria in the prior period. The decrease was partially offset by the Pacific Khamsin working for Total in the current period while offhire in the prior period.

Revenues for the three months ended June 30, 2020 and 2019 included amortization of deferred revenue and recognition of demobilization revenue of $2.0 million and $0.6 million and reimbursable revenues of $6.6 million and $3.8 million, respectively.

During the three months ended June 30, 2020, average revenue efficiency was 88.2% primarily due to downtime on the Pacific Khamsin including time to pull and repair its blowout preventer, compared to 97.4% for the three months ended June 30, 2019. Revenue efficiency is defined as the actual contractual dayrate revenue (excluding mobilization fees, upgrade reimbursements and other revenue sources) divided by the maximum amount of contractual dayrate revenue that could have been earned during such period.

Operating expenses. The following table summarizes operating expenses:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Direct rig related operating expenses	$40,476	$42,418
Integrated services	6,864	—
Reimbursable costs	4,544	2,968
Shore-based and other support costs	5,902	6,715
Amortization of deferred costs	4,068	153
Total	$61,854	$52,254

The decrease in direct rig related operating expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, resulted primarily from lower costs from the ramping down of the Pacific Bora and the Pacific Sharav.

Integrated services for the three months ended June 30, 2020 represent costs incurred on the Pacific Khamsin and the Pacific Santa Ana for subcontractors provided for under their respective contracts.

Reimbursable costs are not included under the scope of the drilling contract’s initial dayrate, but are subject to reimbursement from our clients. Reimbursable costs can be highly variable between quarters. Because the reimbursement of these costs by our clients is recorded as additional revenue, they do not generally negatively affect our margins.

The increase in amortization of deferred costs for the three months ended June 30, 2020, as compared to the prior period, was primarily due to upfront preparation and initial mobilization costs of the Pacific Khamsin being amortized in the current period.

General and administrative expenses. Excluding financial advisor costs of $2.6 million and severance costs of $0.3 million incurred during the three months ended June 30, 2020, our overhead costs decreased substantially during the quarter. The decrease was a result of a reduction in force implemented in May 2020 and a decrease in salaries for all employees effective April 2020. Including the financial advisor and severance costs, general and administrative expenses for the three months ended June 30, 2020 were comparable to the three months ended June 30, 2019.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the three months ended June 30, 2020, as compared to the same period in 2019, resulted from a client-related intangible asset that was fully amortized in August 2019.

Interest expense. The increase in interest expense for the three months ended June 30, 2020, as compared to the same period of 2019, was due to the compounding effect of PIK interest on the Second Lien PIK Notes and interest incurred on the Revolving Credit Facility.

Income taxes. Historically, we calculated our provision for income taxes during interim reporting periods both by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss and also using the discrete method on the portion of earnings where no such annual estimate could be reasonably calculated. Based on our expectations that for the remainder of the year we cannot reliably estimate the effective tax rate, we employ the discrete method of determining our tax provision based on the pre-tax results for the three-month period ending June 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and continue to employ the discrete effective tax rate method if warranted.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the three months ended June 30, 2020 and 2019, our effective tax rates were (0.5)% and (5.1)%, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table provides a comparison of our condensed consolidated results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Revenues
Contract drilling	$128,343	$142,331	$(13,988)	(10%)
Costs and expenses
Operating expenses	148,329	104,550	43,779	42%
General and administrative expenses	20,500	21,256	(756)	(4%)
Depreciation and amortization expense	53,742	118,229	(64,487)	(55%)
Loss from unconsolidated subsidiaries	—	2,024	(2,024)	(100%)
	222,571	246,059	(23,488)	(10%)
Operating loss	(94,228)	(103,728)	9,500	9%
Other income (expense)
Interest expense	(51,734)	(48,445)	(3,289)	(7%)
Reorganization items	(362)	(1,881)	1,519	81%
Interest income	1,327	3,637	(2,310)	(64%)
Other expense	(212)	(311)	99	32%
Loss before income taxes	(145,209)	(150,728)	5,519	4%
Income tax expense	3,152	6,837	(3,685)	(54%)
Net loss	$(148,361)	$(157,565)	$9,204	6%

Revenues. The decrease in revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower operating revenues from the Pacific Sharav completing its legacy Chevron five-year contract in August 2019 and continuing to work for Chevron at a lower market dayrate until early April 2020. The decrease was also due to the Pacific Bora working for Eni in Oman from February to early April 2020 while operating under another contract with Eni in Nigeria from November 2018 to July 2019. The decrease was partially offset by higher operating revenues from the Pacific Khamsin working for Equinor and Total in the current period while offhire in the prior period and from the Pacific Santa Ana being on contract with Petronas for the entire current period while operating for Total from April 2019 in the prior period.

Revenues for the six months ended June 30, 2020 and 2019 included amortization of deferred revenue and recognition of demobilization revenue of $14.0 million and $1.1 million and reimbursable revenues of $13.0 million and $7.2 million, respectively. The increase was primarily due to the Pacific Bora earning mobilization and demobilization revenue on its contract with Eni in Oman in the current period.

During the six months ended June 30, 2020, we achieved an average revenue efficiency of 92.9% compared to 97.7% for the six months ended June 30, 2019.

Operating expenses. The following table summarizes operating expenses:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Direct rig related operating expenses	$89,161	$84,081
Integrated services	20,510	—
Reimbursable costs	10,346	5,391
Shore-based and other support costs	12,890	14,492
Amortization of deferred costs	15,422	586
Total	$148,329	$104,550

The increase in direct rig related operating expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, resulted primarily from the Pacific Khamsin working for Equinor and Total in the current period. The increase was largely offset by lower operating expenses on the Pacific Bora and the Pacific Sharav as both drillships completed their contracts in early April 2020 while operating for their respective clients during the entire prior period.

Integrated services for the six months ended June 30, 2020 represent costs incurred by the Pacific Khamsin and the Pacific Santa Ana for subcontractors to perform integrated services as part of the contracts with Equinor/Total and Petronas, both of which commenced in December 2019.

The increase in amortization of deferred costs for the six months ended June 30, 2020, as compared to the prior period, was primarily due to upfront preparation and initial mobilization costs of the Pacific Khamsin and the Pacific Bora being amortized in the current period over their respective contract periods.

General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to reductions in force implemented in February 2019 and May 2020 and a decrease in salaries for all employees effective April 2020, partially offset by financial advisor costs incurred in the second quarter of 2020.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the six months ended June 30, 2020, as compared to the same period in 2019, resulted from a client-related intangible asset that was fully amortized in August 2019.

Interest expense. The increase in interest expense for the six months ended June 30, 2020, as compared to the same period of 2019, was due to the compounding effect of PIK interest on the Second Lien PIK Notes and interest incurred on the Revolving Credit Facility.

Reorganization items. We classified all income, expenses, gains or losses that were incurred or realized subsequent to the Petition Date and as a result of the Chapter 11 proceedings as reorganization items, which primarily consisted of professional fees. See Note 2 to our unaudited condensed consolidated financial statements.

Income taxes. Historically, we calculated our provision for income taxes during interim reporting periods both by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss and also using the discrete method on the portion of earnings where no such annual estimate could be reasonably calculated. Based on our expectations that for the remainder of the year we cannot reliably estimate the effective tax rate, we employ the discrete method of determining our tax provision based on the pre-tax results for the six-month period ending June 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and continue to employ the discrete effective tax rate method if warranted.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income,

(b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the six months ended June 30, 2020 and 2019, our effective tax rates were (2.2)% and (4.3)%, respectively.

Liquidity and Capital Resources

Liquidity

Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection as well as payments for operating costs and other obligations.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents. As of July 31, 2020, we had drawn the full $50.0 million available under the Revolving Credit Facility, and had $238.3 million of cash and cash equivalents and $6.1 million of restricted cash. Based on our cash flow forecast, we expect to have aggregate negative cash flows for 2020 and 2021. We have no scheduled payments of principal on our outstanding debt until 2023. We believe that our existing cash on hand will provide sufficient liquidity over the next 12 months to fund our cash needs.

The Revolving Credit Facility will mature on April 1, 2023, our First Lien Notes mature on October 1, 2023, and our Second Lien PIK Notes mature April 1, 2024. Borrowings under the Revolving Credit Facility bear interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, and is payable quarterly. Our First Lien Notes require cash interest payments on October 1 and April 1 of each year in the amount of approximately $31.4 million. Interest on our Second Lien PIK Notes may be paid in kind at our election. Our ability to continue to meet our obligations and pay or refinance our long-term debt at maturity will depend on market conditions, our operating performance and cash flow.

Market conditions in the offshore drilling industry in recent years, and particularly in 2020 due to the pandemic, have led to materially lower levels of spending for offshore exploration and development by our current and potential clients on a global basis, which in turn has negatively affected our revenue, profitability and cash flows. In addition, incremental capital at a reasonable cost is difficult to obtain for companies in our industry and may continue to be difficult to obtain. Our debt agreements limit our ability to incur additional debt, which includes up to $50.0 million for a capital lease facility and up to $50.0 million through our general indebtedness basket, which may be secured.

Given current market conditions, we do not believe our current capital structure will be sustainable over the long term. Accordingly, we have engaged financial and legal advisors to assist us in evaluating various alternatives to address our longer-term liquidity outlook and capital structure, which may include a negotiated restructuring of our debt that is implemented under the protection of Chapter 11 of the U.S. Bankruptcy Code. We are currently engaged in discussions with a group of our creditors seeking to reach acceptable terms for a restructuring. Any such agreement that we may reach may include the equitization of all or certain of the Company’s indebtedness, which would place our common shareholders at significant risk of losing all of their interests in the Company.

Capital Expenditures

We have no material commitments for capital expenditures related to the construction of a newbuild drillship. We do, however, expect to incur capital expenditures for purchases in the ordinary course of business. Such existing capital expenditure commitments are included in purchase obligations presented below under the heading “Contractual Obligations.”

Sources and Uses of Cash

The following table provides a comparison of our cash flow from operating activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Cash flow from operating activities:
Net loss	$(148,361)	$(157,565)	$9,204
Depreciation and amortization expense	53,742	118,229	(64,487)
Amortization of deferred revenue	(8,943)	(1,146)	(7,797)
Amortization of deferred costs	15,422	586	14,836
Amortization of deferred financing costs	269	—	269
Amortization of debt premium, net	(332)	(221)	(111)
Interest paid-in-kind	19,029	16,923	2,106
Deferred income taxes	82	4,760	(4,678)
Share-based compensation expense	3,654	3,064	590
Loss from unconsolidated subsidiaries	—	2,024	(2,024)
Changes in operating assets and liabilities, net	(7,789)	(38,520)	30,731
Net cash used in operating activities	$(73,227)	$(51,866)	$(21,361)

The decrease in net cash from operating activities for the six months ended June 30, 2020 compared to the prior period resulted primarily from lower overall contract margin for our drillships in the current period, including the Pacific Sharav that completed its legacy Chevron five-year contract in August 2019 and continued working for Chevron at a lower market dayrate until early April 2020. The decrease was partially offset by lower payments for reorganization items and cost savings from headcount and other spending reductions.

The following table presents our cash flow from investing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(6,967)	$(21,454)	$14,487
Net cash used in investing activities	$(6,967)	$(21,454)	$14,487

Capital expenditures for the six months ended June 30, 2019 were higher than the six months ended June 30, 2020 as it included purchases related to rig enhancement equipment, including a managed pressure drilling system.

The following table presents our cash flow from financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	$(280)	$—	$(280)
Proceeds from long-term debt	50,000	—	50,000
Payments for financing costs	(1,818)	(1,115)	(703)
Purchases of treasury shares	—	(652)	652
Net cash provided by (used in) financing activities	$47,902	$(1,767)	$49,669

During the six months ended June 30, 2020, we entered into and drew the full $50.0 million available under our Revolving Credit Facility and paid the related debt financing fees. During the six months ended June 30, 2019, we paid the remaining professional fees related to the issuance of the First Lien Notes and Second Lien PIK Notes.

Description of Indebtedness

For information about our indebtedness, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Notes 7 and 23 to our consolidated financial statements included in our 2019 Annual Report.

Bank Guarantee

As of July 31, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Derivative Instruments and Hedging Activities

We may enter into derivative instruments from time to time to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. We had no outstanding derivatives as of July 31, 2020.

Off-Balance Sheet Arrangements

As of July 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual obligations as of June 30, 2020:

	Remaining
	six months	For the years ending December 31,
	2020	2021-2022	2023-2024	Thereafter	Total

	(in thousands)
Contractual Obligations
Long-term debt(a)	$—	$—	$1,073,614	$—	$1,073,614
Interest on long-term debt(b)	33,706	134,750	310,542	—	478,998
Operating leases	892	3,143	2,733	—	6,768
Purchase obligations(c)	19,776	385	—	—	20,161
Total contractual obligations(d)	$54,374	$138,278	$1,386,889	$—	$1,579,541
(a)	Amounts are based on the aggregate outstanding principal balances of the Revolving Credit Facility, the First Lien Notes and the Second Lien PIK Notes.
(b)	Interest payments are based on our existing outstanding borrowings. Interest on the First Lien Notes and the Second Lien PIK Notes at their respective interest rates of 8.375% and 12.0%, which assumes the interest on the Second Lien PIK Notes will be paid in-kind. Accrued paid in-kind interest is assumed to be settled in cash at the date of maturity of the Second Lien PIK Notes. Interest on the Revolving Credit Facility is based on existing outstanding borrowings of $50.0 million using current LIBOR as of June 30, 2020 through the maturity date.
(c)	Purchase obligations are agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions and the approximate timing of the transactions, which includes our purchase orders for goods and services entered into in the normal course of business.

(d)	Contractual obligations do not include approximately $43.5 million of liabilities from unrecognized tax benefits related to uncertain tax positions, inclusive of interest and penalties, included on our condensed consolidated balance sheets as of June 30, 2020. We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates and Policies” in our 2019 Annual Report. During the six months ended June 30, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based. Significant accounting policies and recently issued accounting standards are discussed in Note 2 to our unaudited condensed consolidated financial statements included in this report and in Note 2 to our consolidated financial statements included in our 2019 Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information contained in this report constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are generally identifiable by their use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “our ability to,” “may,” “plan,” “potential,” “predict,” “project,” “projected,” “should,” “will,” “would,” or other similar words which are not generally historical in nature. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Our forward-looking statements express our current expectations or forecasts of possible future results or events, including the future impact of the COVID-19 pandemic on our business, future financial and operational performance and cash balances; the potential outcome of our discussions with our creditors and evaluation of our alternatives regarding our liquidity outlook and capital structure; our future liquidity position and future efforts to improve our liquidity position; revenue efficiency levels; market outlook; forecasts of trends; future client contract opportunities; future contract dayrates; our business strategies and plans or objectives of management; estimated duration of client contracts; backlog; expected capital expenditures; projected costs and savings, expectations regarding our two subsidiaries’ application to appeal the arbitration award against them related to the drillship known as the Pacific Zonda in favor of Samsung Heavy Industries Co. Ltd. (“SHI”), the outcome of such subsidiaries’ ongoing bankruptcy proceedings and the potential impact of the Tribunal’s decision on our future operations, financial position, results of operations and liquidity.

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

Important factors that could cause actual results to differ materially from our expectations include:

●	evolving risks from the COVID-19 outbreak and resulting significant disruption in international economies, and international financial and oil markets, including a substantial decline in the price of oil during 2020, which if sustained would have a material adverse effect on our financial condition, results of operations and cash flow;
●	the willingness and ability of existing lenders and holders of our notes to agree to any modifications to the terms of our long-term debt that we may request, and whether additional capital at a reasonable cost becomes available to us;
●	changes in actual and forecasted worldwide oil and gas supply and demand and prices, and the related impact on demand for our services;
●	the offshore drilling market, including changes in capital expenditures by our clients;
●	rig availability and supply of, and demand for, high-specification drillships and other drilling rigs competing with our fleet;
●	our ability to enter into and negotiate favorable terms for new drilling contracts or extensions of existing drilling contracts;
●	our ability to successfully negotiate and consummate definitive contracts and satisfy other customary conditions with respect to letters of intent and letters of award that we receive for our drillships;
●	actual contract commencement dates;

●	possible cancellation, renegotiation, termination or suspension of drilling contracts as a result of mechanical difficulties, performance, market changes or other reasons;
●	costs related to stacking of rigs and costs to reactivate a stacked rig;
●	downtime and other risks associated with offshore rig operations, including unscheduled repairs or maintenance, relocations, severe weather or hurricanes or accidents;
●	our small fleet and reliance on a limited number of clients;
●	the risks of litigation in foreign jurisdictions and delays caused by third parties in connection with such litigation, the outcome of our subsidiaries’ bankruptcy proceedings and any actions that SHI or others may take in the bankruptcy or other proceedings against the Company and its subsidiaries;
●	the risk that our common shares could be delisted from trading on the NYSE should we fail to regain compliance with the minimum share price continued listing standard during the cure period, or fail to meet other continued listing criteria (and if we were unable to cure the deficiency within the applicable cure period, if any); and the other risk factors described under the heading “Risk Factors” in Part I Item 1A. of our 2019 Annual Report and in Part II Item 1A of this report.

All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this section and the “Risk Factors” section in our 2019 Annual Report and in this report. Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, you are cautioned not to unduly rely on our forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or developments, changed circumstances or otherwise. Further, we may make changes to our business strategies and plans at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could materially affect our results.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We have entered, and in the future may enter, into derivative financial instrument transactions to manage or reduce market risk, but we do not enter into derivative financial instrument transactions for speculative or trading purposes. We had no outstanding derivatives as of June 30, 2020 and December 31, 2019.

Interest Rate Risk. We are exposed to changes in interest rates on amounts outstanding under the Revolving Credit Facility, which was $50.0 million as of June 30, 2020. A 1% increase or decrease to the overall variable interest rate charged to us would thus increase or decrease our interest expense by approximately $0.5 million on an annual basis as of June 30, 2020.

Foreign Currency Exchange Rate Risk. We are exposed to foreign exchange risk associated with our international operations. For a discussion of our foreign exchange risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report. There have been no material changes to these previously reported matters during the six months ended June 30, 2020.

Item 4 — Controls and Procedures

Disclosure controls and procedures — We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Internal control over financial reporting — There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

See Note 11 to our unaudited condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed under Part I Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. Except as disclosed in the updated Risk Factors below and elsewhere in this report (including but not limited to in Part II Item 5), there have been no significant changes in our risk factors as described in our 2019 Annual Report. In particular, please see the discussion under the headings “Impact of COVID-19 Pandemic on our Business” and “Market Outlook” in Part I Item 2 of this report.

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

Our common shares continue to be listed and to trade on the NYSE, subject to our compliance with other NYSE continued listing requirements. Our common shares will continue to trade on the NYSE under the symbol “PACD” but will have an added designation of “.BC” to indicate the status of the common shares as “below compliance.” The NYSE notification does not affect our SEC reporting requirements. Our receipt of this notification did not affect any of our existing contractual or debt obligations.

We cannot assure you that we will regain compliance with the NYSE’s continued listing standards in the future or remain in compliance with the NYSE’s other continued listing standards. For example, the NYSE typically imposes immediate delisting for shares that trade at an “abnormally low share price,” typically considered $0.15 per share or less.

In addition, the NYSE typically imposes immediate delisting if a listed company is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period. We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any specific number or dollar value of common shares under the program. We anticipate that future repurchases, if any, will be funded with cash on hand. As of July 31, 2020, we have repurchased a total of 44,710 of our common shares on the open market with the last repurchase occurring in May 2019 and had approximately $14.3 million remaining available under the program.

			Total number of	Approximate dollar
			shares repurchased	value of shares that
			as part of publicly	may yet be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share ($)	programs	programs
April 2020	—	—	—	$14,347,529
May 2020	—	—	—	$14,347,529
June 2020	—	—	—	$14,347,529
Total	—	—	—

Item 5 — Other Information

Declassification of the Board of Directors and Appointment of New Directors

Under the Governance Agreement, dated as of November 19, 2018 by and among the Company and certain holders of our common shares at the time (the “Governance Agreement”), until the Nomination Termination Time (as defined below), Strategic Value Partners, LLC and its affiliated funds (the “SVP Parties”), the Avenue Parties (as defined in the Governance Agreement), and the Other Lenders (as defined in the Governance Agreement) each had the right to nominate one Class B Director, and each of such parties also had the right to fill a vacancy with respect to its Class B Director nominee. The Nomination Termination Time meant the first such time that it became known to the Company that any of (i) the Avenue Parties (collectively and in the aggregate with each other), (ii) the SVP Parties (collectively and in the aggregate with each other) or (iii) the Other Lenders (collectively and in the aggregate with each other), held, beneficially or of record, and had the power to vote or direct the voting of, 10% or less of the then issued and outstanding shares of the Company.

As previously disclosed, on June 10, 2020, it became known to the Company that both the Other Lenders and the SVP Parties held, beneficially or of record, and had the power to vote or direct the voting of, 10% or less of the then issued and outstanding shares of the Company, and as a result, the Nomination Termination Time occurred. As a result, the SVP Parties, the Avenue Parties, and the Other Lenders no longer have a right to nominate a director, or to fill any vacancies on the Board. Additionally, as of the Nomination Termination Time, the Board ceased to be classified and each director then in office previously designated as a Class A Director or Class B Director will remain in office as a director until his term expires or until his earlier death, resignation or removal by the shareholders. Also as previously disclosed, in June 2020, two of our three former Class B directors, Donald Platner (the designee of the Other Lenders) and Bouk van Geloven (the designee of the SVP Parties), resigned and the board vacancies created thereby were filled by the Board, which appointed Roger B. Hunt and Jeff D. Hunter. Avenue Capital Management II, L.P. reported on a Form 4 filed June 15, 2020 that it no longer beneficially owned any of the Company’s common shares. Strategic Value Partners, LLC reported on a Form 4 filed June 10, 2020 that it no longer beneficially owned any of the Company’s common shares.

Agreement with Chief Financial Officer

As previously reported, on June 16, 2020, James W. Harris gave notice of his intent to resign as Senior Vice President and Chief Financial Officer of the Company for personal reasons, effective on September 14, 2020. Following discussions between management and Mr. Harris, on August 6, 2020, he agreed to withdraw his resignation and will continue to serve as the Company’s Senior Vice President and Chief Financial Officer. Mr. Harris’s Employment Agreement with Pacific Drilling Manpower, Inc., the Company’s wholly-owned subsidiary (“PDMI”), dated effective July 22, 2019, will remain in effect, as amended as described below.

Compensatory Arrangements of Certain Officers

On August 3, 2020, our Compensation Committee, with the support of the independent members of our Board of Directors, approved certain modifications to the Company’s overall incentive compensation program and severance arrangements in order to retain and motivate its key employees. In connection with the modifications to the cash incentive programs, described below, all outstanding equity compensation awards will be cancelled. In determining to make these changes the Compensation Committee received input from its independent compensation consultant and other advisors.

Key Employee Retention and Incentive Plans

The Compensation Committee approved the following retention and target incentive bonuses for our named executive officers, which amounts will be paid as soon as practicable, subject to clawback as described below.

NEO	Retention	Target Incentive
Bernie G. Wolford, Jr.	$2,100,000	$2,100,000
James W. Harris	$694,000	$694,000
Michael D. Acuff	$490,000	$490,000
Lisa Manget Buchanan	$694,000	$694,000
Anthony C. Seeliger	$490,000	$490,000

Seven other executive officers also received pre-paid retention and incentive bonuses.

The retention bonus is subject to service-based vesting through the earlier of: (i) the one-year anniversary of the approval date of the award, and (ii) the effective date of a restructuring of the Company debt (the “Vesting Date”).

The incentive bonus is subject to both (i) performance-based vesting upon the Company’s achievement of the performance metrics described below during the third and fourth quarters of the Company’s 2020 fiscal year (the “Performance Period”); and (ii) service-based vesting through the Vesting Date. The performance metrics consist of (i) incremental backlog, (ii) health, safety and environmental performance, and (iii) contract drilling costs (per day), each weighted equally (the “Performance Metrics”). With respect to each Performance Metric, 50% of the target amount will be vested upon achievement of “threshold” performance levels during the Performance Period, 100% of the target amount will be vested upon achievement of “target” performance levels during the Performance Period, and 150% of the target amount will be vested upon achievement of “stretch” performance levels during the Performance Period.  No amount above the target pre-paid amount will be earned or payable; however, in connection with the determination of any clawback applicable to the incentive bonus, performance above target for one Performance Metric can be used to offset performance below target in another Performance Metric.

If an executive is terminated for Cause or if he or she voluntarily terminates without Good Reason (each as defined in the applicable Employment Agreement or Severance and Change of Control Agreement by and between such executive and PDMI, or if no such agreement exists, in the award agreement) prior to the Vesting Date, the executive is required to repay the net after-tax value of both the retention and the target incentive bonus.  Additionally, if target Performance Metrics are not met, then the executive will be required to repay the net after-tax value of the unearned portion of the incentive bonus, subject to the right of offset discussed above.  If an executive dies, becomes disabled or is terminated by the Company without Cause, or terminates for Good Reason prior to the Vesting Date, he or she will retain the full retention bonus and a pro rata portion of the target incentive bonus.

The Compensation Committee also approved pre-payment, as soon as practicable, of all outstanding long-term cash incentive awards for the named executive officers and the other seven executive officers, subject to the same clawback requirements if the executive is terminated by the Company for Cause or voluntary terminates without Good Reason prior to the originally scheduled vesting date of December 31, 2020.

Additionally, the Compensation Committee approved retention and incentive bonuses for approximately 86 other key employees, subject to similar vesting conditions.

Revisions to CEO and CFO Employment Agreements and Severance and Change of Control Agreements with Executive Officers

The Compensation Committee also approved amendments to each of (i) the Employment Agreement dated November 19, 2018 (the “CEO Employment Agreement”), between Bernie G. Wolford, Jr., the Company’s Chief Executive Officer, and PDMI, (ii) the Employment Agreement dated July 22, 2019 (the “CFO Employment Agreement,” and together with the CEO Employment Agreement, the “Employment Agreements”), between James W. Harris, the Company’s Senior Vice President and Chief Financial Officer, and PDMI and (iii) the Severance and Change of Control Agreements (each, a “Severance Agreement”) in effect between PDMI and the Company’s other executive officers. All terms capitalized but not otherwise defined below shall have the meanings set forth in the applicable Employment Agreement or Severance Agreement, as applicable.

The Employment Agreements and each Severance Agreement provides for severance payments and benefits in connection with the officer’s termination of employment by the Company without Cause or by the executive for Good Reason and provide for enhanced payments and benefits if such termination occurs during a specified period of time following a Change of Control (the “Protected Period”).

The material changes to the CEO Employment Agreement are as follows:

●	Revisions to the benefits due in connection with a qualifying termination unrelated to a Change of Control to (i) increase the multiple used to calculate the Severance Payment from 1.5 times to 2 times the sum of Mr. Wolford’s base salary and target bonus for the year of termination, (ii) provide for payment of a pro-rata bonus for the year of termination, (iii) increase the benefit continuation period from 18 to 24 months, and (iv) provide for retention of any outstanding performance incentive awards with performance periods expiring within one year of the termination, which awards will remain outstanding and be paid after conclusion of the performance period based on the level of achievement of the applicable performance goals;
●	Revisions to the benefits due in connection with a qualifying termination during the Protected Period to (i) increase the multiple applicable to the calculation of the CIC Severance Payment from 2.0 to 2.5 times the sum of Mr. Wolford’s base salary and target bonus for the year of termination, and (ii) increase the benefit continuation period from 18 to 30 months; and
●	Extension of the Protected Period from 12 to 18 months following a Change of Control.

The material changes to the CFO Employment Agreement are as follows:

●	Revisions to the benefits due in connection with a qualifying termination unrelated to a Change of Control to (i) provide for payment of a pro-rata bonus for the year of termination, (ii) increase the benefit continuation period from 12 to 18 months, and (iii) provide for retention of any outstanding performance incentive awards with performance periods expiring within one year of the termination, which awards will remain outstanding and be paid after conclusion of the performance period based on the level of achievement of the applicable performance goals;
●	Revisions to the benefits due in connection with a qualifying termination during the Protected Period to (i) increase the multiple applicable to the calculation of the CIC Severance Payment from 1.5 to 2.0 times the sum of Mr. Harris’s base salary and target bonus for the year of termination, and (ii) increase the benefit continuation period from 18 to 24 months; and

●	Extension of the Protected Period from 12 to 18 months following a Change of Control.

The material changes to the Severance Agreements are as follows:

●	Revisions to the benefits due in connection with a qualifying termination unrelated to a Change of Control to (i) include in the calculation of the severance payment the executive’s target bonus for the year of termination in addition to base salary, (ii) increase the multiple applicable to the calculation of the severance payment from 1.0 times to 1.5 times the sum of the executive’s base salary and target bonus for the year of termination, (iii) increase the benefit continuation period from 12 to 18 months, and (iv) provide for retention of any outstanding performance incentive awards with performance periods expiring within one year of the termination, which awards will remain outstanding and be paid after conclusion of the performance period based on the level of achievement of the applicable performance goals; and
●	Inclusion of a release condition, requiring the executive to execute and not revoke a release of claims in order to receive the payments and benefits due under the Severance Agreement.

The other material terms of the Employment Agreements and the Severance Agreements, which are described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 20, 2020, remain unchanged.

The foregoing summaries of the retention bonuses, incentive bonuses and amendments to the Employment Agreements and Severance Agreements are qualified in their entirety by reference to the bonus agreements and amended documents, which will be filed as exhibits to the Company’s Form 10-Q for the quarter ended September 30, 2020.

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

			6-K	001-35345	11/20/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1♦	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2♦	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Drilling S.A.
(Registrant)

Dated: August 7, 2020	By	/s/ Richard E. Tatum
Richard E. Tatum
Senior Vice President & Chief Accounting Officer