Form 10-Q
period 2020-09-30
PACIFIC DRILLING S.A.
filed 2020-11-06
CIK 1517342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

As of October 30, 2020, there were 75,203,391 common shares outstanding.

PACIFIC DRILLING S.A.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Unaudited Condensed Consolidated Financial Statements

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share information) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Contract drilling	$46,415	$54,315	$174,758	$196,646
Costs and expenses
Operating expenses	48,429	60,324	196,758	164,874
General and administrative expenses	8,486	8,855	26,376	30,111
Depreciation and amortization expense	26,889	47,734	80,631	165,963
Pre-petition charges	7,278	—	9,888	—
Loss from unconsolidated subsidiaries	—	488	—	2,512
	91,082	117,401	313,653	363,460
Operating loss	(44,667)	(63,086)	(138,895)	(166,814)
Other income (expense)
Interest expense	(26,619)	(24,459)	(78,353)	(72,904)
Write-off of debt premium, net	4,448	—	4,448	—
Reorganization items	—	(24)	(362)	(1,905)
Interest income	194	1,510	1,522	5,147
Other expense	(236)	(409)	(449)	(720)
Loss before income taxes	(66,880)	(86,468)	(212,089)	(237,196)
Income tax expense	3,363	4,315	6,515	11,152
Net loss	$(70,243)	$(90,783)	$(218,604)	$(248,348)
Loss per common share, basic	$(0.93)	$(1.21)	$(2.91)	$(3.31)
Weighted-average shares outstanding, basic	75,203	75,005	75,195	75,012
Loss per common share, diluted	$(0.93)	$(1.21)	$(2.91)	$(3.31)
Weighted-average shares outstanding, diluted	75,203	75,005	75,195	75,012

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(70,243)	$(90,783)	$(218,604)	$(248,348)
Total other comprehensive income	—	—	—	—
Total comprehensive loss	$(70,243)	$(90,783)	$(218,604)	$(248,348)

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)

	September 30,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$218,681	$278,620
Restricted cash	6,106	6,089
Accounts receivable, net	24,159	29,252
Materials and supplies	45,217	43,933
Deferred costs, current	4,094	16,961
Prepaid expenses and other current assets	19,842	15,732
Total current assets	318,099	390,587
Property and equipment, net	1,766,188	1,842,549
Other assets	26,034	23,423
Total assets	$2,110,321	$2,256,559
Liabilities and shareholders’ equity:
Accounts payable	$16,512	$24,223
Accrued expenses	26,631	27,924
Long-term debt, current	1,126,391	—
Accrued interest	50,990	15,703
Deferred revenue, current	1,616	7,567
Total current liabilities	1,222,140	75,417
Long-term debt	—	1,073,734
Other long-term liabilities	33,432	38,577
Total liabilities	1,255,572	1,187,728
Commitments and contingencies
Shareholders’ equity:
Common shares, $0.01 par value per share, 82,500 shares authorized and issued and 75,203 and 75,007 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	752	751
Additional paid-in capital	1,657,202	1,652,681
Treasury shares, at cost	(652)	(652)
Accumulated deficit	(802,553)	(583,949)
Total shareholders’ equity	854,749	1,068,831
Total liabilities and shareholders’ equity	$2,110,321	$2,256,559

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands) (unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	75,007	$751	$1,652,681	7,493	$(652)	$(583,949)	$1,068,831
Shares issued under share-based compensation plan	192	1	(280)	(192)	—	—	(279)
Share-based compensation	—	—	1,847	—	—	—	1,847
Net loss	—	—	—	—	—	(60,963)	(60,963)
Balance at March 31, 2020	75,199	$752	$1,654,248	7,301	$(652)	$(644,912)	$1,009,436
Shares issued under share-based compensation plan	4	—	—	(4)	—	—	—
Share-based compensation	—	—	1,806	—	—	—	1,806
Net loss	—	—	—	—	—	(87,398)	(87,398)
Balance at June 30, 2020	75,203	$752	$1,656,054	7,297	$(652)	$(732,310)	$923,844
Modification of unvested share-based compensation awards resulting in liability classification	—	—	(239)	—	—	—	(239)
Share-based compensation	—	—	1,387	—	—	—	1,387
Net loss	—	—	—	—	—	(70,243)	(70,243)
Balance at September 30, 2020	75,203	$752	$1,657,202	7,297	$(652)	$(802,553)	$854,749

			Additional				Total
	Common Shares		Paid-In	Treasury Shares		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	75,031	$750	$1,645,692	7,469	$—	$(27,484)	$1,618,958
Shares repurchased	(8)	—	—	8	(124)	—	(124)
Share-based compensation	—	—	865	—	—	—	865
Net loss	—	—	—	—	—	(83,979)	(83,979)
Balance at March 31, 2019	75,023	$750	$1,646,557	7,477	$(124)	$(111,463)	$1,535,720
Shares repurchased	(36)	—	—	36	(528)	—	(528)
Share-based compensation	—	—	2,199	—	—	—	2,199
Net loss	—	—	—	—	—	(73,586)	(73,586)
Balance at June 30, 2019	74,987	$750	$1,648,756	7,513	$(652)	$(185,049)	$1,463,805
Shares issued under share-based compensation plan	20	1	(83)	(20)	—	—	(82)
Share-based compensation	—	—	2,012	—	—	—	2,012
Net loss	—	—	—	—	—	(90,783)	(90,783)
Balance at September 30, 2019	75,007	$751	$1,650,685	7,493	$(652)	$(275,832)	$1,374,952

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(218,604)	$(248,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	80,631	165,963
Amortization of deferred revenue	(11,433)	(1,513)
Amortization of deferred costs	20,824	879
Amortization of deferred financing costs	430	—
Amortization of debt premium, net	(519)	(330)
Interest paid-in-kind	9,237	25,638
Write-off of debt premium, net	(4,448)	—
Deferred income taxes	1,065	7,157
Share-based compensation expense	5,041	5,076
Loss from unconsolidated subsidiaries	—	2,512
Changes in operating assets and liabilities:
Accounts receivable	5,093	38,798
Materials and supplies	(1,284)	(3,557)
Deferred costs	(13,968)	(6,329)
Prepaid expenses and other assets	(2,000)	(4,155)
Accounts payable and accrued expenses	25,971	16,729
Deferred revenue	5,482	7,444
Net cash provided by (used in) operating activities	(98,482)	5,964
Cash flow from investing activities:
Capital expenditures	(9,342)	(31,108)
Net cash used in investing activities	(9,342)	(31,108)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	(280)	(82)
Proceeds from long-term debt	50,000	—
Payments for financing costs	(1,818)	(1,215)
Purchases of treasury shares	—	(652)
Net cash provided by (used in) financing activities	47,902	(1,949)
Net decrease in cash and cash equivalents	(59,922)	(27,093)
Cash, cash equivalents and restricted cash, beginning of period	284,709	389,075
Cash, cash equivalents and restricted cash, end of period	$224,787	$361,982

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

Note 2 — Bankruptcy Proceedings and Liquidity

Bankruptcy Proceeding — On October 30, 2020 (the “Petition Date”), Pacific Drilling S.A. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) and commenced insolvency proceedings in the Cayman Islands whereby the Company initiated the pre-presentation process for the Company’s wholly-owned, Cayman Island subsidiary, Pacific Drilling Company Limited, in the Grand Court of the Cayman Islands Financial Services Division (the “Cayman Proceedings”). On November 1, 2020, the Bankruptcy Court approved the joint administration of the Chapter 11 proceedings under the caption In re Pacific Drilling S.A., et al., Case No. 20-35212 (DRJ). No trustee has been appointed and we will continue to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have sought and obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. The relief requested in these motions will allow us to continue to operate our business in the normal course.

The Bankruptcy Petitions and the Cayman Proceedings were filed in order to effect a pre-arranged, consensual joint Chapter 11 plan of reorganization (the “Plan of Reorganization”) in accordance with the terms of a restructuring support agreement entered into by and among the Debtors and certain holders (the “Consenting Creditors”) of the Company’s Notes (as defined below) on October 30, 2020 (the “RSA”).

As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The filing of the Bankruptcy Petitions constituted an event of default with respect to all of our existing debt obligations. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to applicable orders of the Bankruptcy Court), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in our condensed consolidated financial statements.

Emergence from 2017 Bankruptcy Proceedings — On November 2, 2018, the United States Bankruptcy Court for the Southern District of New York (the “2017 Bankruptcy Court”) confirmed the Company’s Modified Fourth Amended Joint Plan of Reorganization, dated October 31, 2018 (the “2018 Plan”), and on November 19, 2018, the 2018 Plan became effective and we emerged from our 2017 Chapter 11 bankruptcy proceedings (the “2017 Bankruptcy Proceedings”) after successfully completing our reorganization pursuant to the 2018 Plan. We had filed the 2018 Plan with the 2017 Bankruptcy Court in connection with our voluntary petitions for relief under the Bankruptcy Code, initially filed on November 12, 2017 (the “2017 Petition Date”), which were jointly administered under the caption In re Pacific Drilling S.A., et al., Case No. 17-13193 (MEW).

The Company’s two subsidiaries involved in the arbitration with Samsung Heavy Industries Co. Ltd. (“SHI”) related to the Pacific Zonda (see Note 13), Pacific Drilling VIII Limited and Pacific Drilling Services, Inc. (together, the “Zonda Debtors”), filed a separate plan of reorganization that was confirmed by order of the 2017 Bankruptcy Court on January 30, 2019 (the “Zonda Plan”) and are not Debtors under the 2018 Plan or the current Bankruptcy Petitions.

Pursuant to the 2018 Plan, we raised approximately $1.5 billion in new capital, before expenses, consisting of

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

approximately $1.0 billion raised through the issuance of $750.0 million aggregate principal amount of our 8.375% First Lien Notes due 2023 (the “First Lien Notes”) and approximately $273.6 million aggregate principal amount of our 11.0%/12.0% Second Lien PIK Notes due 2024 (the “Second Lien PIK Notes” and, together with the First Lien Notes, the “Notes”), and $500.0 million raised through the issuance of new common shares pursuant to a private placement and a separate equity rights offering. We used a portion of the net proceeds to repay all of our pre-petition indebtedness that was not equitized pursuant to the 2018 Plan to repay the post-petition debtor-in-possession financing, and to pay certain fees and expenses.

Upon our emergence from the 2017 Bankruptcy Proceedings on November 19, 2018, we deconsolidated the Zonda Debtors. The Zonda Debtors remain in the 2017 Bankruptcy Proceedings. During the year ended December 31, 2019, we accounted for our investment in the Zonda Debtors using the equity method of accounting. As of December 31, 2019, we discontinued applying the equity method on the Zonda Debtors. See Note 13.

Liquidity — Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection, as well as payments for operating costs and other obligations.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents. As of October 31, 2020, we had $116.4 million of cash and cash equivalents and $5.8 million of restricted cash. As part of our “first day” relief in the Chapter 11 proceedings, we obtained approval from the Bankruptcy Court of our motion seeking authority to use property that may be deemed to be “cash collateral” of our pre-petition lenders within the meaning of Section 363(a) of the Bankruptcy Code, which may include a portion of our cash flow generated from operating activities.

We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt about our ability to continue as a going concern. However, the condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of our Chapter 11 proceedings. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Note 3 — Significant Accounting Policies

Basis of Presentation — Our accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Our condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the presented interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2019, included in our annual report on Form 10-K filed on March 12, 2020 (our “2019 Annual Report”).

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

We are party to a Nigerian joint venture, Pacific International Drilling West Africa Limited (“PIDWAL”), with Derotech Offshore Services Limited (“Derotech”), a privately-held Nigerian registered limited liability company. Derotech owns 51% of PIDWAL and we own 49% of PIDWAL. Each of, Pacific Bora Ltd. (“PBL”) and Pacific Scirocco Ltd. (“PSL”), which own the Pacific Bora and the Pacific Scirocco, respectively, are owned 49.9% by our wholly-owned subsidiary, Pacific Drilling Limited (“PDL”) and 50.1% by Pacific Drillship Nigeria Limited (“PDNL”). PDNL is owned 0.1% by PDL and 99.9% by PIDWAL. Derotech will not accrue the economic benefits of its interest in PIDWAL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. Likewise, PIDWAL will not accrue the economic benefits of its interest in PDNL unless and until it satisfies certain outstanding obligations to us and a certain pledge is cancelled by us. PIDWAL and PDNL are variable interest entities for which we are the primary beneficiary. Accordingly, we consolidate all interests of PIDWAL and PDNL in our condensed consolidated financial statements and no portion of their operating results is allocated to the noncontrolling interest.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments — On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses based on an estimate of expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. In April 2019, the FASB issued codification improvements to Topic 326 to clarify all expected recoveries should be included in the estimate of the allowance for credit losses. We adopted the standard effective January 1, 2020 with no material effect on our consolidated statements of financial position, operations or cash flows or related disclosures. See Note 10.

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

Note 4 — Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Drillships and related equipment	$1,966,409	$1,962,211
Other property and equipment	330	259
Property and equipment, cost	1,966,739	1,962,470
Accumulated depreciation	(200,551)	(119,921)
Property and equipment, net	$1,766,188	$1,842,549

During the first quarter of 2020, the COVID-19 pandemic weakened demand for oil, and we saw significant cuts in the current year’s capital expenditure budgets for many exploration and production companies coupled with a severe oversupply of oil. The impact of these market conditions on our business has been direct and significantly negative. As a result, we determined an impairment indicator existed and we tested for impairment in the first quarter of 2020. We performed a recoverability test and determined that the estimated undiscounted cash flows of our drillships significantly exceeded their carrying amounts. As a result, no impairment loss was recorded.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 5 — Debt

As of September 30, 2020, debt, net of debt premium (discount), consisted of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Due within one year:
Revolving Credit Facility	$50,000	$—
First Lien Notes	750,000	—
Second Lien PIK Notes	326,391	—
Total current debt	1,126,391	—
Long-term debt:
First Lien Notes	—	747,910
Second Lien PIK Notes	—	325,824
Total long-term debt	—	1,073,734

Total debt	$1,126,391	$1,073,734

First Lien Notes

On September 26, 2018, Pacific Drilling First Lien Escrow Issuer Limited (the “First Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and wholly owned subsidiary of the Company, entered into an indenture (the “First Lien Notes Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, relating to the issuance by the First Lien Escrow Issuer of the First Lien Notes. In November 2018, the First Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the First Lien Escrow Issuer under the First Lien Notes Indenture.

While discussions with the Consenting Creditors regarding the terms of a potential consensual comprehensive restructuring of its indebtedness were continuing prior to the filing of the Bankruptcy Petitions, the Company did not make the $31.4 million interest payment due and payable on October 1, 2020 with respect to the First Lien Notes, and used the 30-day grace period provided under the indentures governing the First Lien Notes. The Company’s election to use the grace period did not trigger a cross-default under any of the Company’s debt obligations as the Company obtained any necessary waiver or consent. As a result of the filing of the Bankruptcy Petitions, the full principal amount of the First Lien Notes was automatically accelerated and is currently due and payable.

The First Lien Notes accrue interest at a rate of 8.375% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The First Lien Notes will mature on October 1, 2023, unless earlier redeemed or repurchased.

The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of the Company’s subsidiaries other than the Zonda Debtors, certain immaterial subsidiaries and PIDWAL. On October 15, 2020, the High Court denied the application of the Zonda Debtors to appeal the arbitration award against them. Accordingly, the Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan and the Zonda Debtors will not provide collateral for or guarantee the First Lien Notes or the Second Lien PIK Notes. See Note 13 for further discussion.

The First Lien Notes are secured by first-priority liens on substantially all assets of the Company and the guarantors (other than certain excluded property), including (i) vessels, (ii) books and records, (iii) certain deposit accounts and the amounts contained therein, (iv) assignments of proceeds of hull and machinery and loss of hire

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

insurance, (v) assignments of earnings from drilling contracts, and (vi) equity interests owned by the Company and the guarantors, in each case, subject to certain exceptions.

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

The Company may be required to offer to purchase the First Lien Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, upon the occurrence of a Change of Control (as defined in the First Lien Notes Indenture), and at 100.0% of the principal amount, plus accrued and unpaid interest, under certain other circumstances.

At any time on or after October 1, 2020, the Company may redeem the First Lien Notes, in whole or in part, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest, during the twelve-month period beginning on October 1 of the years indicated: 2020 – 104.188%; 2021 – 102.094%; 2022 and thereafter – 100.0%.

The First Lien Notes Indenture contains customary events of default, including, among other things, (i) failure to make required payments; (ii) failure to comply with certain agreements or covenants; (iii) failure to pay certain other indebtedness; (iv) certain events of bankruptcy and insolvency; and (v) failure to pay certain judgments. An event of default under the First Lien Notes Indenture will allow either the Trustee or the holders of at least 25.0% in aggregate principal amount of the then-outstanding First Lien Notes to accelerate, or in certain cases will automatically cause the acceleration of, the amounts due under the First Lien Notes.

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

Second Lien PIK Notes

On September 26, 2018, Pacific Drilling Second Lien Escrow Issuer Limited (the “Second Lien Escrow Issuer”), a private company limited by shares incorporated in the British Virgin Islands and a wholly owned subsidiary of the Company, entered into an indenture (the “Second Lien PIK Notes Indenture”) with the Trustee, as trustee and junior lien collateral agent, relating to the issuance by the Second Lien Escrow Issuer of approximately $273.6 million aggregate principal amount of Second Lien PIK Notes. Approximately $23.6 million aggregate principal amount was issued as a commitment fee to an ad hoc group of holders of our pre-petition notes in exchange for their agreement to backstop the issuance of the Second Lien PIK Notes. In November 2018, the Second Lien Escrow Issuer merged into the Company and the Company assumed all obligations of the Second Lien Escrow Issuer under the Second Lien PIK Notes Indenture.

While discussions with the Consenting Creditors regarding the terms of a potential consensual comprehensive restructuring of its indebtedness were continuing prior to the filing of the Bankruptcy Petitions, the Company did not make the $19.6 million interest payment due and payable on October 1, 2020 with respect to the Second Lien PIK Notes, and used the 30-day grace period provided under the indentures governing the Second Lien PIK Notes. The Company’s election to use the grace period did not trigger a cross-default under any of the Company’s debt obligations as the

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Company obtained any necessary waiver or consent.As a result of the filing of the Bankruptcy Petitions, the full principal amount of the Second Lien PIK Notes was automatically accelerated and is currently due and payable.

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

Interest on the Second Lien PIK Notes is payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2019. The Second Lien PIK Notes will mature on April 1, 2024, unless earlier redeemed or repurchased. As of September 30, 2020, the Company has made the following payments in the form of PIK Interest:

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

Revolving Credit Facility

On February 7, 2020, the Company, as borrower, Angelo, Gordon Energy Servicer, LLC (“Angelo Gordon”), as administrative agent and the lenders party thereto, entered into a revolving credit agreement that provided a $50.0 million first lien superpriority revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2020, the full available amount of $50.0 million was drawn on the facility. All borrowings under the Revolving Credit Facility were incurred at the Company level. The Revolving Credit Facility was scheduled to mature on April 1, 2023.

Borrowings under the Revolving Credit Facility bore interest at a LIBO rate determined by reference to the then effective three-month LIBO rate, with a 1.5% floor, adjusted for statutory reserve requirements, plus an applicable percentage of 7.5%, payable quarterly. The Company paid a quarterly commitment fee at a 1.5% annual rate for unused commitments. The Company was required to pay a “prepayment premium” in connection with prepayments resulting in termination of the Revolving Credit Facility equal to 2% of the principal amount of such commitments terminated during the first 12 months following the closing date.

On October 30, 2020, prior to the filing of the Bankruptcy Petitions, the Company repaid in full the $50.0 million Revolving Credit Facility plus accrued interest and prepayment premium, and the Revolving Credit Facility was terminated. Upon such repayment in accordance with the payoff letter, dated October 29, 2020 by and between the Company and Angelo Gordon, the Revolving Credit Facility and all commitments thereunder were terminated, all liens and security interests granted to secure the obligations under the Revolving Credit Facility were automatically

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

terminated, and the Company and its agents and designees were authorized to file such termination statements and releases in order to permit the termination of such liens and security interests.

Debt Premium (Discount) and Deferred Financing Costs

As a result of the filing of the Bankruptcy Petitions, we wrote off $6.1 million of unamortized net debt premium associated with our First Lien Notes and Second Lien PIK Notes and $1.6 million of deferred financing costs associated with the Revolving Credit Facility as of September 30, 2020. The net effect of such write-offs is presented as “Write-off of debt premium, net” in the condensed consolidated statements of operations.

Note 6 — Earnings per Share

The following reflects the income and the share data used in the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share information)
Numerator:
Net loss, basic and diluted	$(70,243)	$(90,783)	$(218,604)	$(248,348)
Denominator:
Weighted-average shares outstanding, basic	75,203	75,005	75,195	75,012
Weighted-average shares outstanding, diluted	75,203	75,005	75,195	75,012
Loss per share:
Basic	$(0.93)	$(1.21)	$(2.91)	$(3.31)
Diluted	$(0.93)	$(1.21)	$(2.91)	$(3.31)

The following table presents the share effects of share-based compensation awards that were excluded from our computations of diluted EPS, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Share-based compensation awards	169	1,622	169	1,622

Note 7 — Income Taxes

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. As of September 30, 2020 and December 31, 2019, we had $43.5 million and $43.5 million, respectively, of unrecognized tax benefits which were included in other long-term liabilities on our condensed consolidated balance sheets and would favorably impact our consolidated effective tax rate if realized. To the extent we have income tax receivable balances available to utilize against amounts payable for unrecognized tax benefits, we have presented such receivable balances as a reduction to other long-term liabilities on our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019 we have no accrued interest and penalties related to uncertain tax positions on our balance sheets as such payments would not be required by law.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 8 — Revenue from Contracts with Clients

Our contracts generally provide for termination at the election of the client with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term. Such compensation is recognized as revenue when our performance obligation is satisfied, the termination fee can be reasonably measured and collection is probable. For the three and nine months ended September 30, 2020, our revenue included $14.1 million of termination fees as a result of client cancellations.

Contract Assets and Liabilities

The following table provides information about trade receivables, contract assets and contract liabilities:

	September 30,	December 31,
	2020	2019

	(in thousands)
Trade receivables, net	$23,588	$28,926
Current contract liabilities (deferred revenue)	1,616	7,567

Significant changes in contract assets and contract liabilities for the nine months ended September 30, 2020 are as follows:

	Contract Assets	Contract Liabilities

	(in thousands)
Balance at December 31, 2019	$—	$7,567
Decrease due to amortization of deferred revenue	—	(11,433)
Increase due to billings related to mobilization revenue and capital upgrades	—	5,582
Increase due to demobilization revenue recognized	5,100	—
Decrease due to billing of demobilization fee	(5,000)	—
Transfers between balances	(100)	(100)
Balance at September 30, 2020	$—	$1,616

Future Amortization of Contract Liabilities

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2020:

	Remaining
	three months	For the years ending December 31,
	2020	2021	2022	2023 and thereafter	Total

	(in thousands)
Amortization of contract liabilities	$633	$1,095	$—	$—	$1,728

The expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract as of September 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the optional exemption in Topic 606 and have not disclosed the variable consideration related to our estimated future dayrate revenue.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 9 — Leases

Our leasing activities primarily consist of operating leases with our integrated services subcontractors, corporate offices, regional shorebase offices and office equipment. The components and other information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Lease Expense
Operating lease cost	$5,382	$732	$22,932	$2,100

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	366	360	1,099	1,079
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	6,935

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.0	4.8

Weighted Average Discount Rate
Operating leases	8.1%	8.1%

Future minimum lease payments for our leases as of September 30, 2020 and a reconciliation to lease liabilities recorded on our condensed consolidated balance sheet are as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2020 (excluding nine months ended September 30, 2020)	$373
2021	1,499
2022	1,525
2023	1,552
2024	1,179
Total future minimum lease payments	6,128
Less imputed interest	(882)
Total	$5,246

Reported as of September 30, 2020
Accrued expenses	$1,118
Other long-term liabilities	4,128
Total lease liabilities	$5,246

Note 10 — Credit Losses

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

We use short-term creditworthiness data of our clients from credit rating agencies to measure expected credit losses on accounts receivable on a collective basis when similar risk characteristics exist. If we determine that the accounts receivable from a client does not share risk characteristics with others, we evaluate the asset for expected credit losses on an individual basis and do not include it in a collective evaluation. To estimate the allowance for credit losses, we apply the aging method based on our historical credit loss experience adjusted for any applicable current conditions and reasonable and supportable forecasts of future economic conditions. We considered the impact of the COVID-19 pandemic and lower oil prices on our current estimate of credit losses as of September 30, 2020.

As of both January 1, 2020 and September 30, 2020, the allowance for credit losses related to our accounts receivable and contract assets was nil, and there were no corresponding activities for the three and nine months ended September 30, 2020.

Note 11 — Share-Based Compensation

During the third quarter of 2020, the Company modified its cash incentive programs and cancelled all outstanding equity compensation awards granted to key executive officers and employees with the concurrent grant of new cash retention and incentive bonuses. The retention bonuses are subject to service-based vesting through the earlier of: (i) August 3, 2021 and (ii) the effective date of the Company’s Plan of Reorganization (the “Vesting Date”). The incentive bonuses are subject to both (i) performance-based vesting upon the Company’s achievement of certain performance metrics during the third and fourth quarters of the Company’s 2020 fiscal year and (ii) service-based vesting through either the payment date of the bonus (for non-executive employees) or the Vesting Date (for executive officers). We accounted for the transaction as a modification of unvested share-based compensation awards, which resulted in the transfer of $0.2 million from equity to liability for the three months ended September 30, 2020.

Note 12 — Fair Value Measurements

We estimated fair value by using appropriate valuation methodologies and information available to management as of September 30, 2020 and December 31, 2019. Considerable judgment is required in developing these estimates, and accordingly, estimated values may differ from actual results.

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their carrying value due to their short-term nature. It is not practicable to estimate the fair value of the Revolving Credit Facility. The following table presents the carrying value and estimated fair value of our cash and cash equivalents and debt:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Cash and cash equivalents	$218,681	$218,681	$278,620	$278,620
First Lien Notes	750,000	135,000	747,910	682,500
Second Lien PIK Notes	326,391	1,632	325,824	183,949

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

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note 13 — Commitments and Contingencies

Commitments — As of September 30, 2020, we had no material commitments.

Bank Guarantee — As of September 30, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Contingencies — It is to be expected that we will routinely be involved in litigation and disputes arising in the ordinary course of our business.

On the Petition Date, Pacific Drilling S.A. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the Chapter 11 proceedings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to us and our subsidiaries that are Debtors in the Chapter 11 proceedings.

In January 2013, the Zonda Debtors entered into, and/or guaranteed a construction contract with SHI for the construction of the Pacific Zonda, with a purchase price of approximately $517.5 million and original delivery date of March 31, 2015 (the “Construction Contract”). On October 29, 2015, the Zonda Debtors exercised their right to rescind the Construction Contract due to SHI’s failure to timely deliver the drillship in accordance with the contractual specifications. The carrying value of the newbuild at the date of rescission was $315.7 million, consisting of (i) advance payments in the aggregate of $181.1 million paid by the Zonda Debtors to SHI, (ii) purchased equipment, (iii) internally capitalized construction costs and (iv) capitalized interest. SHI rejected the rescission, and on November 25, 2015, formally commenced an arbitration proceeding against the Zonda Debtors in London under the Arbitration Act 1996 before a tribunal of three arbitrators (as specified in the Construction Contract) (the “Tribunal”). SHI claimed that the Zonda Debtors wrongfully rejected their tendered delivery of the drillship and sought the final installment of the purchase price under the Construction Contract. On November 30, 2015, the Zonda Debtors made demand under the third-party refund guarantee accompanying the Construction Contract for the amount of the advance payments made under the Construction Contract, plus interest. Any payment under the refund guarantee was suspended until an award in the Zonda Debtors’ favor under the arbitration was obtained. In addition to seeking repayment of the advance payments made under the Construction Contract, the Zonda Debtors made a counterclaim for the return of their purchased equipment, or the value of such equipment, and damages for wasted expenditures. The Zonda Debtors owned $75.0 million in purchased equipment for the Pacific Zonda, a majority of which remained on board the Pacific Zonda.

An evidentiary hearing was held in London before the Tribunal from February 5 through March 2, 2018. Written closing submissions and short replies to such submissions were filed with the Tribunal in May 2018. Oral closing submissions were heard by the Tribunal in early August 2018.

As part of our “first day” relief in the 2017 Chapter 11 proceedings, the 2017 Bankruptcy Court granted us a modification of the automatic stay provisions of the Bankruptcy Code to allow us to proceed with this arbitration. In the 2017 Chapter 11 proceedings, SHI asserted claims against the Zonda Debtors, secured by the Pacific Zonda, for approximately $387.4 million, for the remaining unpaid purchase price, interest and costs. On November 19, 2018, the Company and certain of its subsidiaries other than the Zonda Debtors emerged from bankruptcy after successfully completing their reorganization pursuant to the 2018 Plan. The Zonda Debtors filed the Zonda Plan which was confirmed by order of the 2017 Bankruptcy Court on January 30, 2019 and are not Debtors under the 2018 Plan or the current Bankruptcy Proceedings. On the date the Zonda Plan was confirmed, the Zonda Debtors had $4.6 million in cash and no other material assets after accounting for post-petition administrative expenses (other than the value of their claims against SHI) for SHI to recover against on account of its claims.

On January 15, 2020, the Tribunal awarded SHI approximately $320 million with respect to its claims against the Zonda Debtors. The award does not include approximately $100 million in interest and costs sought by SHI, on which the Tribunal reserved making a decision to a later date. On February 11, 2020, the Zonda Debtors filed an application

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

with the High Court in London seeking permission to appeal the Tribunal’s award. On October 15, 2020, the High Court in London denied the application by the Zonda Debtors. The Company expects that the Zonda Debtors will be liquidated in accordance with the terms of the Zonda Plan.

As a result of the Tribunal’s decision, we have eliminated our investment and net receivable balances related to the Zonda Debtors as of December 31, 2019. As of December 31, 2019, we had no cost basis in our investment in the Zonda Debtors and discontinued the equity method of accounting.

On December 20, 2018, after the Company and its subsidiaries other than the Zonda Debtors had completed the 2018 Plan and emerged from bankruptcy, SHI filed with the 2017 Bankruptcy Court an untimely secured contingency claim against Pacific Drilling S.A., our parent company, in the amount of approximately $387.4 million. We filed an objection to the claim on the basis that the claim should be disallowed due to its being filed long after the May 1, 2018 claims bar date established by order of the 2017 Bankruptcy Court. On March 26, 2020, the 2017 Bankruptcy Court sustained our objection and expunged SHI’s claim, and on May 8, 2020, the 2017 Bankruptcy Court issued an order closing the Company’s 2017 bankruptcy case. The Company does not believe there would be a sound legal basis upon which any claims could be asserted by the Zonda Debtors against the Debtors. Nevertheless, under the terms of the Plan of Reorganization, any such claims or causes of action asserted, or that may be asserted, by the Zonda Debtors are General Unsecured Claims that will receive no distribution under the Plan of Reorganization, and will be released, extinguished, and discharged by the Plan of Reorganization.

Note 14 — Supplemental Cash Flow Information

During the nine months ended September 30, 2020 and 2019, we paid $33.9 million and $32.3 million of interest in cash, respectively. During the nine months ended September 30, 2020 and 2019, we paid $4.0 million and $6.3 million of income taxes, respectively.

During the nine months ended September 30, 2020 and 2019, we paid $0.8 million and $4.5 million in reorganization items, respectively.

Within our condensed consolidated statements of cash flows, capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude accrued capital expenditures, which are capital expenditures that were accrued but unpaid. During the nine months ended September 30, 2020 and 2019, changes in accrued capital expenditures were $(5.1) million and $(4.5) million, respectively.

Note 15 — Subsequent Events

While discussions with the Consenting Creditors regarding the terms of a potential consensual comprehensive restructuring of its indebtedness were continuing prior to the filing of the Bankruptcy Petitions, the Company did not make the $31.4 million interest payment due and payable on October 1, 2020 with respect to the First Lien Notes and the $19.6 million PIK interest payment due and payable on October 1, 2020 with respect to the Second Lien PIK Notes. See Note 5.

On October 15, 2020, the High Court in London denied the application by the Zonda Debtors to appeal the Tribunal’s award. See Note 13.

On October 30, 2020, prior to filing the Bankrutpcy Petitions the Company repaid in full the $50.0 million first lien superpriority Revolving Credit Facility plus accrued interest and prepayment premium. See Note 5.

On the Petition Date, Pacific Drilling S.A. and certain of its subsidiaries filed the Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Note 2.

PACIFIC DRILLING S.A. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On November 2, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Bankruptcy Petitions, and in accordance with Section 802.01D of the NYSE Listed Company Manual, the NYSE has commenced proceedings to delist the Company’s common shares from the NYSE. The NYSE also indefinitely suspended trading of the Company’s common shares effective November 2, 2020. The NYSE will apply to the SEC to delist the common shares upon completion of all applicable procedures.

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

The following table sets forth certain information regarding our fleet as of October 31, 2020:

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

Fleet Status

The status of our fleet as of October 31, 2020 and certain historical fleet information for the periods covered by the financial statements included in this report follows:

●	The Pacific Bora operated under a contract with Eni for two wells in Nigeria from November 2018 to July 2019 and completed another contract with Eni for one well in Oman from February 2020 to early April 2020. The Pacific Bora is currently idle in Oman.
●	The Pacific Mistral is currently idle in Las Palmas.
●	The Pacific Scirocco is currently idle in Las Palmas.
●	The Pacific Santa Ana operated under a contract with Total for one well in Senegal and one well in Mauritania from April to September 2019. This contract also provides for two option wells that would follow the Petronas Phase II work. The Pacific Santa Ana is currently under a contract to perform integrated services for Phase II of the plug and abandonment project with Petronas in Mauritania, starting in December 2019 with an estimated 360 days of work. Petronas provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We have agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate, which, due to our own cost reductions as well as negotiated cost reductions from our third-party integrated service providers, will allow us to cover substantially all rig and third-party costs until the rig is called back to work by the client. On September 30, 2020, Petronas provided notification for the rig to resume work on January 1, 2021. The Pacific Santa Ana is currently ramping up in Las Palmas.
●	The Pacific Khamsin is currently working in the U.S. Gulf of Mexico under a contract with Equinor/Total that started in December 2019. The current work ongoing with Total is expected to end in November 2020. The previously exercised third firm well with Equinor was cancelled for a termination fee.
●	The Pacific Sharav operated under a five-year contract with a subsidiary of Chevron through August 2019, and continued to operate under an extension of the contract with Chevron in the U.S. Gulf of Mexico through early April 2020. On February 25, 2020, the Pacific Sharav entered into a contract with Murphy for two firm wells and one option well in Mexico, which was cancelled by the client in July 2020 for a termination fee. On July 24, 2020, the Pacific Sharav entered into a contract with Murphy for ten firm wells in the U.S. Gulf of Mexico for an estimated duration of approximately 450 days with a further five option wells, which is estimated to commence in the second quarter of 2021. The Pacific Sharav is currently idle in the U.S. Gulf of Mexico.
●	The Pacific Meltem is currently idle in Las Palmas.

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

Since March 2020, as jurisdictions around the world enacted stay-at-home orders, ordered non-essential businesses to close and restricted air and land travel to try to reduce the spread of the virus, global demand for oil and gas declined further, resulting in substantial incremental oil price declines. Despite an agreement to cut production levels by nearly 10 million barrels per day that was finally reached by OPEC, Russia and certain other oil producing nations on April 12, 2020, the continued extreme supply and demand disparity led to an unprecedented plunge in oil prices. Oil producers have responded to the lower demand for oil and lower oil prices by cutting their 2020 capital budgets, with our clients generally cutting their budgets by 20%-30% and cancelling or delaying to 2021 work that had been scheduled or awarded to us for 2020. As discussed further below, the recent resurgence of the pandemic in many jurisdictions has added further uncertainty regarding when oil prices may recover.

The impact of these market conditions on our business has been direct and significantly negative. Although four of our seven drillships were working during the first quarter 2020, two of our rigs, the Pacific Bora and the Pacific Sharav completed their projects in early April 2020. Contract opportunities that we had expected to provide follow-on work for the Pacific Sharav and the Pacific Bora have been delayed through at least 2021. The Pacific Santa Ana was working through the first quarter on a project for Petronas which was suspended due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020, following which we agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate. We mobilized the Pacific Meltem to the U.S. Gulf of Mexico in the first quarter in anticipation of winning a contract for work that has since been delayed, and thus have mobilized the rig back to Las Palmas. As noted above, certain contracts for the Pacific Khamsin and Pacific Sharav have been cancelled for termination fees. The Pacific Mistral and Pacific Scirocco remain smart-stacked in Las Palmas.

The global pandemic has also impacted our day-to-day operations. As jurisdictions have closed airports and restricted air and land travel, we have faced challenges in effecting crew changes on our rigs which have required us in some cases to extend the work schedules of our offshore workers past their scheduled time off. In other cases, we have had to re-route travel for our workers through the fewer open airports resulting in increased travel time, inconvenience and cost. For the project being performed by the Pacific Khamsin in the U.S. Gulf of Mexico, we have partnered with our clients, Equinor and Total, to take extraordinary measures to keep our employees safe and the rig sanitary, including imposing a quarantine on each offshore employee and contractor prior to returning to work on the rig and implementing preboarding screening procedures. We have likewise taken steps to reduce the risk of COVID-19 exposure on all of our other drillships. Onshore, we closed our Houston, Luxembourg and Dubai offices since mid-March, requiring all of our employees to work remotely.

In light of these business conditions, on April 1, 2020, we implemented a Company-wide reduction in base salaries of 10% to 12%. Our Board also reduced the retainer fees payable to our directors by 10%. We have laid off approximately 51% of our offshore workforce and carried out significant reductions or furloughs of our onshore workers to reduce overhead costs. We have also initiated other cost reduction measures, including reducing rig cost, shore-based office costs, operations support costs, general and administrative expenses and other similar measures.

These market conditions and our liquidity outlook led us to believe that our current capital structure would not be sustainable. Accordingly, in the second quarter of 2020, we engaged financial and legal advisors to assist us in evaluating various alternatives to address our liquidity outlook and capital structure. Over the course of the last several months, we engaged in discussions with certain holders of our Notes seeking to reach acceptable terms for a restructuring. These discussions ultimately resulted in our signing the RSA with the Consenting Creditors, providing for a pre-arranged, consensual Plan of Reorganization to be effected through our recently filed Bankruptcy Petitions. For additional information, see Note 2 to our unaudited condensed consolidated financial statements in this report. As a result of the Bankruptcy Petitions, on November 2, 2020, we received notice from the NYSE that it has commenced proceedings to delist our common shares from the NYSE. For additional information, see Note 15 to our unaudited condensed consolidated financial statements in this report.

Market Outlook

Historically, operating results in the offshore contract drilling industry have been cyclical and directly related to the demand for and the available supply of capable drilling rigs, which are influenced by various factors. The sustained low oil prices in the past several years rendered many deepwater projects less attractive to our clients and, coupled with investor pressure to be free cash flow positive, significantly impacted the number of projects available for high-specification drillships. Though our clients have managed to reduce their total well construction costs over the past several years, thereby allowing them economic success at lower oil prices and making deepwater projects more attractive, the recent severe decline in the price of oil due to the significant supply and demand disparity caused by the COVID-19 pandemic has rendered many deepwater projects uneconomic in the current environment. We expect reduced levels of exploration drilling to continue in the near term as well as deferral of major development programs until 2021 or later. Specifically, since the recent drop in commodity price, two-thirds of the visible contract opportunities for 2020 have either been canceled or delayed until next year.

During the second and third quarters of 2020 some jurisdictions began to ease restrictions relating to the pandemic as the rate of increase in new cases declined; however, generally beginning in mid-June 2020 and extending through the time of the filing of this report, many jurisdictions have experienced a resurgence in cases and some governments have extended or re-imposed restrictions. The resurgences have raised concerns that demand weakness for oil will continue for some time and perhaps longer than expected. In addition, oil production cuts agreed to by Russia and OPEC and certain other oil producing nations are subject to phase out, which may put additional pressure on oil prices. We cannot predict the future impact of the pandemic on our business or oil prices.

Drilling Rig Supply

We estimate that there are currently 103 high-specification drillships across the industry. We estimate that there are approximately 12 high-specification drillships in late stages of construction still to be delivered with only two having firm contracts announced and several with delayed delivery dates.

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

The first quarter of this year started strong with improving market fundamentals and solid demand growth for high-specification drillships, reflected in increased utilization and rising dayrates in many markets. However, beginning in mid-March, many exploration and production companies significantly reduced their current year’s capital expenditure budgets as a result of the COVID-19 pandemic coupled with a severe oversupply of oil. At the beginning of this year there was a total demand for 70 high-specification drillships worldwide but that has declined to 51 at the end of the third quarter with project cancellations and delays. As the year has progressed, contracting activity remains minimal, and we expect improvement in demand will not occur until the second half of 2021 or later.

Supply and Demand Balance

The imbalance of supply and demand has resulted in significantly lower dayrates. While significant scrapping and cold stacking of floating assets have lowered the total rig supply, supply of deepwater drilling rigs continues to exceed demand. With expected contract cancellations or delays, the excess supply of deepwater drilling rigs has increased, and the utilization and resulting dayrates for high-specification floating rigs have deteriorated in 2020. We believe this trend will not reverse until the second half of 2021 and possibly beyond.

For more information on this and other risks to our business and our industry, please read Part I Item 1A. “Risk Factors” in our 2019 Annual Report and Part II Item 1A. “Risk Factors” in this report.

Contract Backlog

Our contract backlog includes firm commitments only, which are represented by signed drilling contracts. As of October 31, 2020 our contract backlog was approximately $161.2 million and was attributable to revenues we expect to generate from the Pacific Khamsin, the Pacific Santa Ana and the Pacific Sharav under their existing drilling contracts. We calculate our contract backlog by multiplying the contractual dayrate by the number of days committed under the contracts (excluding options to extend), assuming full utilization, and also including mobilization fees, upgrade reimbursements and other revenue sources, such as the standby rate during upgrades, as stipulated in the applicable contracts. For a well-by-well contract, we calculate the contract backlog by estimating the expected number of remaining days to drill the firm wells committed. On September 30, 2020, Petronas provided notification for the Pacific Santa Ana to resume work on January 1, 2021. Accordingly, we have assumed that the rig remains on standby at 35% of the contractual day rate through January 1, 2021 and then resumes work at the full contractual rate.

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

The following table sets forth certain contracting information regarding our fleet as of October 31, 2020:

Contractual
	Contracted		Contract	Dayrate
Rig	Location	Client	Commencement	(US$000's)	Comments
Pacific Khamsin	U.S. Gulf of Mexico	Total	April 2020	222(1)	Contract expected to end in November 2020.
Pacific Santa Ana	Mauritania	Petronas	December 2019	296(2)

Contract to perform integrated services for a plug and abandonment project estimated at 350 days. Petronas provided us with a notice of suspension due to force majeure on March 29, 2020, and in accordance with the contract terms, we were on stand-by at 70% of the contractual dayrate through April 28, 2020. We agreed with Petronas to continue on stand-by up to March 31, 2021 at 35% of the contractual dayrate. On September 30, 2020, Petronas provided notification for the rig to resume work on January 1, 2021.

	Senegal/Mauritania	Total			Two one-well options whose commencement would follow contract with Petronas.
Pacific Sharav	U.S. Gulf of Mexico	Murphy	Q2 2021	180	Contract for ten firm wells and five option wells.

(1)	Based on client not electing MPD services, the dayrate includes a base dayrate of $185,000 and integrated services package provided as part of the contract.
(2)	Full contractual dayrate prior to application of standby rate. Backlog data assumes that the Pacific Santa Ana remains on standby at 35% of the contractual day rate through January 1, 2021 and then resumes work at the full contractual rate.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table provides a comparison of our condensed consolidated results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Revenues
Contract drilling	$46,415	$54,315	$(7,900)	(15%)
Costs and expenses
Operating expenses	48,429	60,324	(11,895)	(20%)
General and administrative expenses	8,486	8,855	(369)	(4%)
Depreciation and amortization expense	26,889	47,734	(20,845)	(44%)
Pre-petition charges	7,278	—	7,278	100%
Loss from unconsolidated subsidiaries	—	488	(488)	(100%)
	91,082	117,401	(26,319)	(22%)
Operating loss	(44,667)	(63,086)	18,419	29%
Other income (expense)
Interest expense	(26,619)	(24,459)	(2,160)	(9%)
Write-off of debt premium, net	4,448	—	4,448	100%
Reorganization items	—	(24)	24	100%
Interest income	194	1,510	(1,316)	(87%)
Other expense	(236)	(409)	173	42%
Loss before income taxes	(66,880)	(86,468)	19,588	23%
Income tax expense	3,363	4,315	(952)	(22%)
Net loss	$(70,243)	$(90,783)	$20,540	23%

Revenues. The decrease in revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to the Pacific Sharav earning no dayrate revenue in the current period whereas it worked under its legacy Chevron five-year contract with Chevron in the prior period. The decrease was partially offset by the Pacific Khamsin working for Total in the current period while offhire in the prior period, and termination fees from the cancellation by Equinor for the third firm well of the Pacific Khmasin contract and from the cancellation by Murphy for the Pacific Sharav contract for work in Mexico.

Revenues for the three months ended September 30, 2020 and 2019 included amortization of deferred revenue and recognition of demobilization revenue of $2.5 million and $0.4 million and reimbursable revenues of $2.5 million and $3.1 million, respectively.

During the three months ended September 30, 2020, average revenue efficiency was 90.8% driven by unplanned downtime on the Pacific Khamsin, compared to 95.6% for the three months ended September 30, 2019. Revenue efficiency is defined as the actual contractual dayrate revenue (excluding mobilization fees, upgrade reimbursements and other revenue sources) divided by the maximum amount of contractual dayrate revenue that could have been earned during such period.

Operating expenses. The following table summarizes operating expenses:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Direct rig related operating expenses	$31,186	$50,807
Integrated services	5,387	—
Reimbursable costs	2,406	2,634
Shore-based and other support costs	4,049	6,590
Amortization of deferred costs	5,401	293
Total	$48,429	$60,324

The decrease in direct rig related operating expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, resulted primarily from lower costs from the ramping down of the Pacific Bora and the Pacific Sharav, and lower costs from the Pacific Santa Ana on stand-by for Petronas during the current period while it operated for Total in the prior period.

Integrated services for the three months ended September 30, 2020 represent costs incurred on the Pacific Khamsin and the Pacific Santa Ana for subcontractors provided for under their respective contracts.

Reimbursable costs are not included under the scope of the drilling contract’s initial dayrate, but are subject to reimbursement from our clients. Reimbursable costs can be highly variable between quarters. Because the reimbursement of these costs by our clients is recorded as additional revenue, they do not generally negatively affect our margins.

The decrease in shore-based and other support costs for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was due to reduction in force implemented in the first half of 2020 for shore-based offices and a decrease in salaries for all employees effective April 2020.

The increase in amortization of deferred costs for the three months ended September 30, 2020, as compared to the prior period, was primarily due to upfront preparation and initial mobilization costs of the Pacific Khamsin being amortized in the current period.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 was primarily a result of a reduction in force implemented in May 2020 and a decrease in salaries for all employees effective April 2020, paritally offset by an increase in director fees due to the declassification of our Board and the resulting replacement of two former Class B directors, who did not receive director fees, with two new independent directors, and the payment of director fees to all non-employee directors.

Pre-petition charges. During the three months ended September 30, 2020, we incurred legal and financial advisor costs of $7.3 million related to negotiations for the restructuring of our debt prior to filing the Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the three months ended September 30, 2020, as compared to the same period in 2019, resulted from a client-related intangible asset that was fully amortized in August 2019.

Interest expense. The increase in interest expense for the three months ended September 30, 2020, as compared to the same period of 2019, was due to the compounding effect of PIK interest on the Second Lien PIK Notes and interest incurred on the Revolving Credit Facility.

Write-off of debt premium, net. As a result of the filing of the Bankruptcy Petitions, we wrote off $6.1 million of net debt premium associated with our First Lien Notes and Second Lien PIK Notes and $1.6 million of deferred financing costs associated with the Revolving Credit Facility as of September 30, 2020.

Income taxes. Historically, we calculated our provision for income taxes during interim reporting periods both by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss and also using the discrete method on the portion of earnings where no such annual estimate could be reasonably calculated. Based on our expectations that for the remainder of the year we cannot reliably estimate the effective tax rate, we employ the discrete method of determining our tax provision based on the pre-tax results for the three-month period ending September 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and continue to employ the discrete effective tax rate method if warranted.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the three months ended September 30, 2020 and 2019, our effective tax rates were (5.0)% and (5.0)%, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table provides a comparison of our condensed consolidated results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change	% Change

	(in thousands, except percentages)
Revenues
Contract drilling	$174,758	$196,646	$(21,888)	(11%)
Costs and expenses
Operating expenses	196,758	164,874	31,884	19%
General and administrative expenses	26,376	30,111	(3,735)	(12%)
Depreciation and amortization expense	80,631	165,963	(85,332)	(51%)
Pre-petition charges	9,888	—	9,888	100%
Loss from unconsolidated subsidiaries	—	2,512	(2,512)	(100%)
	313,653	363,460	(49,807)	(14%)
Operating loss	(138,895)	(166,814)	27,919	17%
Other income (expense)
Interest expense	(78,353)	(72,904)	(5,449)	(7%)
Write-off of debt premium, net	4,448	—	4,448	100%
Reorganization items	(362)	(1,905)	1,543	81%
Interest income	1,522	5,147	(3,625)	(70%)
Other expense	(449)	(720)	271	38%
Loss before income taxes	(212,089)	(237,196)	25,107	11%
Income tax expense	6,515	11,152	(4,637)	(42%)
Net loss	$(218,604)	$(248,348)	$29,744	12%

Revenues. The decrease in revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to lower operating revenues from the Pacific Sharav completing its legacy Chevron five-year contract in August 2019 and continuing to work for Chevron at a lower market dayrate until early April 2020. The decrease was also due to the Pacific Bora working for Eni in Oman from February to early April 2020 while operating under another contract with Eni in Nigeria from November 2018 to July 2019. The decrease was partially offset by higher operating revenues from the Pacific Khamsin working for Equinor and Total in the current period while offhire in the prior period and from the Pacific Santa Ana being on contract with Petronas for the entire current period while operating for Total from April 2019 in the prior period. The decrease was also partially offset by termination fees from the cancellation by Equinor for the third firm well of the Pacific Khmasin contract and from the cancellation by Murphy for the Pacific Sharav contract for work in Mexico.

Revenues for the nine months ended September 30, 2020 and 2019 included amortization of deferred revenue and recognition of demobilization revenue of $16.5 million and $1.5 million and reimbursable revenues of $15.5 million and $10.3 million, respectively. The increase was primarily due to the Pacific Bora earning mobilization and demobilization revenue on its contract with Eni in Oman in the current period.

During the nine months ended September 30, 2020, we achieved an average revenue efficiency of 92.4% driven by unplanned downtime on the Pacific Khamsin, compared to 97.1% for the nine months ended September 30, 2019.

Operating expenses. The following table summarizes operating expenses:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Direct rig related operating expenses	$120,347	$134,887
Integrated services	25,897	—
Reimbursable costs	12,753	8,024
Shore-based and other support costs	16,937	21,084
Amortization of deferred costs	20,824	879
Total	$196,758	$164,874

The decrease in direct rig related operating expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, resulted primarily from lower operating expenses on the Pacific Bora and the Pacific Sharav as both drillships completed their contracts in early April 2020 while operating for longer durations during the prior period. The decrease was also due to the Pacific Santa Ana on stand-by with Petronas from April 2020 in the current period while operating for Total from April 2019 in the prior period. The decrease was partially offset by higher expenses from the Pacific Khamsin working for Equinor and Total in the current period while having no drilling operations in the prior period.

Integrated services for the nine months ended September 30, 2020 represent costs incurred by the Pacific Khamsin and the Pacific Santa Ana for subcontractors to perform integrated services as part of the contracts with Equinor/Total and Petronas, both of which commenced in December 2019.

The decrease in shore-based and other support costs for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was due to reduction in force implemented in the first half of 2020 for shore-based offices and a decrease in salaries for all employees effective April 2020.

The increase in amortization of deferred costs for the nine months ended September 30, 2020, as compared to the prior period, was primarily due to upfront preparation and initial mobilization costs of the Pacific Khamsin and the Pacific Bora being amortized in the current period over their respective contract periods.

General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to reductions in force implemented in February 2019 and May 2020 and a decrease in salaries for all employees effective April 2020.

Pre-petition charges. During the nine months ended September 30, 2020, we incurred legal and financial advisor costs of $9.9 million related to negotiations for the restructuring of our debt prior to filing the Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.

Depreciation and amortization expense. The decrease in depreciation and amortization expense for the nine months ended September 30, 2020, as compared to the same period in 2019, resulted from a client-related intangible asset that was fully amortized in August 2019.

Interest expense. The increase in interest expense for the nine months ended September 30, 2020, as compared to the same period of 2019, was due to the compounding effect of PIK interest on the Second Lien PIK Notes and interest incurred on the Revolving Credit Facility.

Write-off of debt premium, net. As a result of the filing of the Bankruptcy Petitions, we wrote off $6.1 million of net debt premium associated with our First Lien Notes and Second Lien PIK Notes and $1.6 million of deferred financing costs associated with the Revolving Credit Facility as of September 30, 2020.

Reorganization items. We classified all income, expenses, gains or losses that were incurred or realized subsequent to the 2017 Petition Date and as a result of the 2017 Bankruptcy Proceedings as reorganization items, which primarily consisted of professional fees. See Emergence from 2017 Bankruptcy Proceedings in Note 2 to our unaudited condensed consolidated financial statements.

Income taxes. Historically, we calculated our provision for income taxes during interim reporting periods both by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss and also using the discrete method on the portion of earnings where no such annual estimate could be reasonably calculated. Based on our expectations that for the remainder of the year we cannot reliably estimate the effective tax rate, we employ the discrete method of determining our tax provision based on the pre-tax results for the nine-month period ending September 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and continue to employ the discrete effective tax rate method if warranted.

The relationship between our provision for or benefit from income taxes and our pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) our rig operating structures. Consequently, our income tax expense does not necessarily change proportionally with our pre-tax book income. Significant decreases in our pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. Additionally, pre-tax book losses typically result in negative effective tax rates due to withholding taxes, local taxation on profitable operations, and deemed profit tax based on revenue even while reporting operational losses. During the nine months ended September 30, 2020 and 2019, our effective tax rates were (3.1)% and (4.7)%, respectively.

Voluntary Reorganization Under Chapter 11

On the Petition Date, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and commenced the Cayman Proceedings. On November 1, 2020, the Bankruptcy Court approved the Debtors’ joint administration of their Chapter 11 proceedings under the caption In re Pacific Drilling S.A., et al., Case No. 20-35212 (DRJ).

The Chapter 11 proceedings and Cayman Proceedings were filed in order to effect the Company’s Plan of Reorganization and implement the Restructuring. Copies of the Plan of Reorganization and associated disclosure statement and further information about the Chapter 11 proceedings can be found at http://cases.primeclerk.com/pacificdrilling2020.

We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed the Bankruptcy Petitions, we sought and obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. The relief sought in these motions will allow us to continue to operate our business in the normal course.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the commencement or continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets and liabilities, and the number and identity of individuals constituting our officers and directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the our operations, properties and liquidity and capital resources included in this report and prior reports submitted to the SEC may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process.

Further, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this report and prior reports submitted to the SEC, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights the Debtors have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto. In particular, on November 3, 2020, the Debtors filed motions with the Bankruptcy Court to reject (i) their real property lease for their offices located at Energy Tower I, 11700 Katy Freeway, Houston, Texas 77079 and (ii) a certain registration rights agreement.

Copies of these motions and any other pleadings can be obtained at the Debtors’ restructuring website for free by visiting http://cases.primeclerk.com/pacificdrilling2020.

Restructuring Support Agreement; Plan of Reorganization

On October 30, 2020, the Company and certain of its direct and indirect wholly-owned subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with certain holders (the “Consenting Creditors”) of the Company’s First Lien Notes and Second Lien PIK Notes.

As set forth in the RSA, including in the term sheets attached thereto (the “Term Sheets”), the parties to the RSA have agreed to the principal terms of a proposed financial restructuring (the “Restructuring”) of the Company. The Restructuring contemplates the filing of the Bankruptcy Petitions by the Debtors under the Bankruptcy Code and the implementation of the Restructuring through the Plan of Reorganization. The Restructuring further requires a parallel insolvency proceeding for the Company’s wholly-owned Cayman subsidiary, Pacific Drilling Company Limited, as part of the Cayman Proceedings in order to effectuate and gain recognition of the Restructuring in the Cayman Islands.

The RSA and the Term Sheets provide, among other things, as follows:

(a)	Distributions to Secured Creditors.
(i)	First Lien Notes Claims. Each holder of an allowed First Lien Notes claim, on the Plan of Reorganization effective date, or as soon as reasonably practicable thereafter, in full and final satisfaction, compromise, settlement, release, and discharge of and in exchange for such First Lien Notes claim, will receive its pro rata share of 91.5% of the new equity interests to be issued by Pacific Drilling Company Limited, as reorganized pursuant to the Plan of Reorganization (the “New PDC Equity”), subject to dilution on account of the equity issued, if any, pursuant to the New 2L Warrants (as defined below) and pursuant to a management incentive plan providing for issuance of up to eight percent (8%) of the New PDC Equity (the “Management Incentive Plan”), and cash sufficient to satisfy any accrued and unpaid indenture trustee fees and expenses pursuant to the First Lien Notes indenture.
(ii)	Second Lien PIK Notes Claims. Each holder of an allowed Second Lien PIK Notes claim, on the Plan of Reorganization effective date, or as soon as reasonably practicable thereafter, in full and final satisfaction, compromise, settlement, release, and discharge of and in exchange for such Second Lien PIK Notes claim, will receive: (i) its pro rata share of 8.5% of the New PDC Equity, subject to dilution on account of the equity issued, if any, pursuant to the Management Incentive Plan and New 2L Warrants; and (ii) new 7-year warrants (the “New 2L Warrants”) to purchase its pro rata share of 15% of the New PDC Equity exercisable at a strike price equivalent to an equity value of Pacific Drilling Company Limited, as reorganized pursuant to the Plan of Reorganization, of $750 million, and (iii) cash sufficient to satisfy any accrued and unpaid indenture trustee fees and expenses pursuant to the Second Lien PIK Notes indenture.
(b)	General Unsecured Creditors. Holders of general unsecured claims will receive no recovery under the Plan of Reorganization.
(c)	Existing Equity holders in the Company. Holders of beneficial equity interests in the Company will receive no recovery under the Plan of Reorganization and all such equity will be cancelled, released, extinguished and discharged, and title to such interests will be deemed transferred to a designated estate representative for purposes of, and as further described in the Plan of Reorganization.
(d)	The Exit Facility. On the effective date of the Plan of Reorganization, the reorganized Company will enter into a new senior secured delayed draw term loan credit facility in the aggregate principal amount of up to $80 million (the “Exit Facility”), which will be secured by first priority liens on all Collateral (as defined in the Term Sheets) and backstopped by certain holders of the First Lien Notes.
(e)	Backstop Commitment Letter. Certain holders of First Lien Notes, who are also Consenting Creditors under the RSA, have agreed to enter into a backstop commitment letter with the Company prior to the Petition Date (as defined below) to backstop the Exit Facility pursuant to the terms and conditions in the Backstop Commitment Letter (as defined below).
(f)	Milestones. The Company has agreed to comply with the following milestones with respect to the Restructuring:
(i)	By 11:59 p.m. (prevailing Eastern Time) on October 31, 2020, the date for the commencement of the Chapter 11 proceedings shall have occurred;

(ii)	On the Petition Date, the Company shall have filed those certain operational and administrative first day pleadings, including a motion seeking approval to use Cash Collateral (as defined in the RSA), the Plan of Reorganization, the related disclosure statement, a motion seeking approval of the Plan of Reorganization, the related disclosure statement, and the solicitation materials and procedures set forth therein;
(iii)	No later than 5 calendar days after the Petition Date, the Bankruptcy Court shall have entered an interim order governing the use of the Company’s Cash Collateral;
(iv)	No later than 16 calendar days after the Petition Date, the Bankruptcy Court shall have entered an order conditionally approving the disclosure statement;
(v)	No later than 30 calendar days after the Petition Date, the Bankruptcy Court shall have entered the final order governing the use of the Company’s Cash Collateral;
(vi)	No later than 55 calendar days after the Petition Date, the Bankruptcy Court shall have entered an order confirming the Plan of Reorganization (the “Confirmation Order”);
(vii)	No later than 59 calendar days after the Petition Date and before entry of the Confirmation Order, the Cayman Islands court presiding over the Cayman Proceedings shall have entered all orders and confirmations (i.e., the sealed validation completing the Cayman Proceedings) relating to the Cayman Proceedings and such orders shall not be stayed, modified, revised, or vacated and shall not be subject to any pending appeal; and
(viii)	No later than 61 calendar days after the Petition Date, the Plan of Reorganization effective date shall have occurred.

(g)	Employee Matters. Certain severance arrangements and agreements in place with the Company’s executive officers and vice presidents will be amended to, among other things: (i) clarify that the Restructuring will not constitute a “change of control” for purposes of such arrangements and agreements, and (ii) provide for a $1 million pro rata reduction to the severance payments that would be due the Company’s five named executive officers in connection with a qualifying termination following a change of control if the change of control occurs prior to August 3, 2021. In addition, the terms of the prepaid retention and incentive awards received by the Company’s five named executive officers in August 2020 will be amended to extend the applicable clawback period to the earlier of the consummation of a change of control or August 3, 2021.

The foregoing description of the RSA and Term Sheets does not purport to be complete and is qualified in its entirety by reference to the full text of the RSA and the Term Sheets, a copy of which is incorporated by reference as Exhibit 10.5 to this report and is incorporated by reference herein.

Any new securities to be issued pursuant to the Restructuring will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, but will be issued pursuant to an exemption from such registration provided in Section 1145 of the Bankruptcy Code. This report does not constitute an offer to sell or buy, nor the solicitation of an offer to sell or buy, any securities referred to herein, nor is this report a solicitation of consents to or votes to accept any Chapter 11 plan of reorganization. Any solicitation or offer will only be made pursuant to a court approved disclosure statement and only to such persons and in such jurisdictions as is permitted under applicable law.

Delayed-Draw Exit Facility Backstop Commitment Letter

On October 30, 2020, the Company entered into a Commitment Letter (the “Backstop Commitment Letter”) with certain of the Consenting Creditors (such Consenting Creditors, the “Backstop Commitment Parties”).

The Backstop Commitment Parties have committed to provide the Exit Facility upon the Company’s emergence from bankruptcy on the terms and subject to the conditions of the Backstop Commitment Letter. As consideration for the commitment by the Backstop Commitment Parties, the Company has paid in cash a put option premium (the “Put Option Premium”) of 5.0% of each Backstop Commitment Party’s commitment under the Backstop Commitment Letter.

The transactions contemplated by the Backstop Commitment Letter are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, without limitation, (i) the satisfaction of at least two (2) non-affiliated first lien Consenting Creditors represented by Akin Gump Strauss Hauer & Feld LLP that collectively hold at least a majority of the aggregate backstop commitments held by all Backstop Commitment Parties with the form and substance of the definitive financing documentation, (ii) the payment of all reasonable and documented out-of-pocket costs, fees, expenses and other compensation payable to the administrative agent and the Backstop Commitment Parties (including, without limitation, the Put Option Premium), (iii) the execution and delivery of definitive loan documents related to the Exit Facility that are consistent with the terms set forth in the Backstop Commitment Letter, and (iv) the consummation of the Restructuring before or substantially concurrently with the entry of the definitive financing documentation, to the extent required under the RSA.

The foregoing description of the Backstop Commitment Letter does not purport to be complete and is qualified in its entirety by the full text of the Backstop Commitment Letter, a copy of which is incorporated by reference as Exhibit 10.6 to this report and is incorporated by reference herein.

Liquidity and Capital Resources

Liquidity

Our liquidity fluctuates depending on a number of factors, including, among others, our contract backlog, our revenue efficiency and the timing of accounts receivable collection as well as payments for operating costs and other obligations.

Primary sources of funds for our short-term liquidity needs are expected to be our existing cash and cash equivalents. As of October 31, 2020, we had $116.4 million of cash and cash equivalents and $5.8 million of restricted cash.

Ability to Continue as a Going Concern

We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt about our ability to continue as a going concern. However, the condensed consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of our Chapter 11 proceedings. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Capital Expenditures

We have no material commitments for capital expenditures related to the construction of a newbuild drillship. We do, however, expect to incur capital expenditures for purchases in the ordinary course of business. Such existing capital expenditure commitments are included in purchase obligations presented below under the heading “Contractual Obligations.”

Sources and Uses of Cash

The following table provides a comparison of our cash flow from operating activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Cash flow from operating activities:
Net loss	$(218,604)	$(248,348)	$29,744
Depreciation and amortization expense	80,631	165,963	(85,332)
Amortization of deferred revenue	(11,433)	(1,513)	(9,920)
Amortization of deferred costs	20,824	879	19,945
Amortization of deferred financing costs	430	—	430
Amortization of debt premium, net	(519)	(330)	(189)
Interest paid-in-kind	9,237	25,638	(16,401)
Write-off of debt premium, net	(4,448)	—	(4,448)
Deferred income taxes	1,065	7,157	(6,092)
Share-based compensation expense	5,041	5,076	(35)
Loss from unconsolidated subsidiaries	—	2,512	(2,512)
Changes in operating assets and liabilities, net	19,294	48,930	(29,636)
Net cash provided by (used in) operating activities	$(98,482)	$5,964	$(104,446)

The decrease in net cash from operating activities for the nine months ended September 30, 2020 compared to the prior period resulted primarily from lower overall contract margin for our drillships in the current period, including the Pacific Sharav that completed its legacy Chevron five-year contract in August 2019 and continued working for Chevron at a lower market dayrate until early April 2020. The decrease was also due to current period payments to legal and financial advisors related to our restructuring efforts prior to the filing of the Bankruptcy Petitions, retention bonuses and incentive bonuses (paid at 67% of target) to executive officers in lieu of their cancelled equity awards, and certain other incentive programs. The decrease was partially offset by cost savings from headcount and other spending reductions.

The following table presents our cash flow from investing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(9,342)	$(31,108)	$21,766
Net cash used in investing activities	$(9,342)	$(31,108)	$21,766

Capital expenditures for the nine months ended September 30, 2019 were higher than the nine months ended September 30, 2020 as they included purchases related to rig enhancement equipment, including a managed pressure drilling system.

The following table presents our cash flow from financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Cash flow from financing activities:
Payments for shares issued under share-based compensation plan	$(280)	$(82)	$(198)
Proceeds from long-term debt	50,000	—	50,000
Payments for financing costs	(1,818)	(1,215)	(603)
Purchases of treasury shares	—	(652)	652
Net cash provided by (used in) financing activities	$47,902	$(1,949)	$49,851

During the nine months ended September 30, 2020, we entered into and drew the full $50.0 million available under our Revolving Credit Facility and paid the related debt financing fees. During the nine months ended September 30, 2019, we paid the remaining professional fees related to the issuance of the First Lien Notes and Second Lien PIK Notes.

Description of Indebtedness

For information about our indebtedness, see Note 5 to our unaudited condensed consolidated financial statements included in this report and Notes 7 and 23 to our consolidated financial statements included in our 2019 Annual Report.

Bank Guarantee

As of October 31, 2020, we were contingently liable under a certain bank guarantee totaling approximately $5.4 million issued as security in the normal course of our business.

Derivative Instruments and Hedging Activities

We may enter into derivative instruments from time to time to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. We had no outstanding derivatives as of October 31, 2020.

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual obligations as of September 30, 2020:

	Remaining
	three months	For the years ending December 31,
	2020	2021-2022	2023-2024	Thereafter	Total

	(in thousands)
Contractual Obligations
Long-term debt(a)	$1,073,614	$—	$—	$—	$1,073,614
Interest on long-term debt(b)	31,794	125,625	309,417	—	466,836
Operating leases	434	3,143	2,733	—	6,310
Purchase obligations(c)	15,076	2,434	—	—	17,510
Total contractual obligations(d)	$1,120,918	$131,202	$312,150	$—	$1,564,270
(a)	Amounts are based on the aggregate outstanding principal balances of the Revolving Credit Facility, the First Lien Notes and the Second Lien PIK Notes. As a result of our filing of the Bankruptcy Petitions on the Petition Date, the full amounts of our long-term debt were automatically accelerated and are currently due and payable, but have been stayed subject to settlement under the Bankruptcy Code.
(b)	Interest payments are based on our existing outstanding borrowings at their contractual rate and payment schedules without giving effect to the filing of the Bankruptcy Petitions. Interest on the First Lien Notes and the Second Lien PIK Notes at their respective interest rates of 8.375% and 12.0%, which assumes the interest on the Second Lien PIK Notes will be paid in-kind. Accrued paid in-kind interest is assumed to be settled in cash at the date of maturity of the Second Lien PIK Notes. Interest on the Revolving Credit Facility is based on outstanding borrowings of $50.0 million using current LIBOR as of September 30, 2020 through October 30, 2020. Subsequent to September 30, 2020, we repaid the Revolving Credit Facility in full and terminated the facility.
(c)	Purchase obligations are agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions and the approximate timing of the transactions, which includes our purchase orders for goods and services entered into in the normal course of business.
(d)	Contractual obligations do not include approximately $43.5 million of liabilities from unrecognized tax benefits related to uncertain tax positions, inclusive of interest and penalties, included on our condensed consolidated balance sheets as of September 30, 2020. We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

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

See Note 4 to our unaudited condensed consolidated financial statements included in this report for a discussion of our impairment analysis of long-lived assets.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates and Policies” in our 2019 Annual Report. During the nine months ended September 30, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based. Significant accounting policies and recently issued accounting standards are discussed in Note 3 to our unaudited condensed consolidated financial statements included in this report and in Note 2 to our consolidated financial statements included in our 2019 Annual Report.

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

Our forward-looking statements express our current expectations or forecasts of possible future results or events, including the potential outcome of our Bankruptcy Petitions; the future impact of the COVID-19 pandemic on our business, future financial and operational performance and cash balances; our future liquidity position and future efforts to improve our liquidity position; revenue efficiency levels; market outlook; forecasts of trends; future client contract opportunities; future contract dayrates; our business strategies and plans or objectives of management; estimated duration of client contracts; backlog; expectations regarding the outcome of the ongoing bankruptcy proceedings of our two subsidiaries against whom the arbitration award related to the drillship known as the Pacific Zonda in favor of Samsung Heavy Industries Co. Ltd. (“SHI”) was rendered and the potential impact of the Tribunal’s decision on our future operations, financial position, results of operations and liquidity.

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

Important factors that could cause actual results to differ materially from our expectations include:

●	the potential outcome of our Bankruptcy Petitions;

●	evolving risks from the COVID-19 outbreak and resulting significant disruption in international economies, and international financial and oil markets, including a substantial decline in the price of oil during 2020, which if sustained would continue to have a material adverse effect on our financial condition, results of operations and cash flow;

●	changes in actual and forecasted worldwide oil and gas supply and demand and prices, and the related impact on demand for our services;

●	the offshore drilling market, including changes in capital expenditures by our clients;

●	rig availability and supply of, and demand for, high-specification drillships and other drilling rigs competing with our fleet;

●	our ability to enter into and negotiate favorable terms for new drilling contracts or extensions of existing drilling contracts;

●	our ability to successfully negotiate and consummate definitive contracts and satisfy other customary conditions with respect to letters of intent and letters of award that we receive for our drillships;

●	actual contract commencement dates;

●	possible cancellation, renegotiation, termination or suspension of drilling contracts as a result of mechanical difficulties, performance, market changes or other reasons;

●	costs related to stacking of rigs and costs to reactivate a stacked rig;

●	downtime and other risks associated with offshore rig operations, including unscheduled repairs or maintenance, relocations, severe weather or hurricanes or accidents;

●	our small fleet and reliance on a limited number of clients;

●	the outcome of our subsidiaries’ bankruptcy proceedings and any actions that SHI or others may take in the bankruptcy or other proceedings against the Company and its subsidiaries;

●	our ability to continue as a going concern;

●	our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in our Chapter 11 proceedings;

●	our ability to confirm and consummate the Plan of Reorganization;

●	the effects of our Chapter 11 proceedings on our operations and agreements, including our relationships with employees, regulatory authorities, customers, suppliers, banks and other financing sources, insurance companies and other third parties;

●	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

●	risks associated with third-party motions in our Chapter 11 proceedings, which may interfere with our ability to confirm and consummate the Plan of Reorganization;

●	increased advisory costs to execute the Plan of Reorganization; the potential adverse effects of our Chapter 11 proceedings on our liquidity, results of operations, or business prospects;

●	increased administrative and legal costs related to our Chapter 11 proceedings and other litigation and the inherent risks involved in a bankruptcy process;

●	the potential effects of the expected delisting of our common shares from trading on the NYSE, including how long our common shares will trade on the over-the-counter market;

●	the potential effect of the anticipated suspension by the Company of its SEC reporting obligations; and

●	the other risk factors described under the heading “Risk Factors” in Part I Item 1A. of our 2019 Annual Report, as updated in Part II Item 1A. of this report.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We have entered, and in the future may enter, into derivative financial instrument transactions to manage or reduce market risk, but we do not enter into derivative financial instrument transactions for speculative or trading purposes. We had no outstanding derivatives as of September 30, 2020 and December 31, 2019.

Interest Rate Risk. Subsequent to the termination of the Revolving Credit Facility on October 30, 2020, we have no variable interest debt.

Foreign Currency Exchange Rate Risk. We are exposed to foreign exchange risk associated with our international operations. For a discussion of our foreign exchange risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report. There have been no material changes to these previously reported matters during the nine months ended September 30, 2020.

Item 4 — Controls and Procedures

Disclosure controls and procedures — We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Internal control over financial reporting — There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

See Note 2 and Note 13 to our unaudited condensed consolidated financial statements included in this report, which are incorporated herein by reference.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed under Part I Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. Except as disclosed in the updated Risk Factors below and elsewhere in this report, there have been no significant changes in our risk factors as described in our 2019 Annual Report. In particular, please see the discussion under the headings “Impact of COVID-19 Pandemic on our Business” and “Market Outlook” in Part I Item 2 of this report.

In addition to the risk factors listed below, the Debtors’ disclosure statement (filed with the Plan of Reorganization) contains additional risk factors regarding the Chapter 11 proceedings. Copies of the Plan of Reorganization and associated disclosure statement and further information about the Chapter 11 proceedings can be found at http://cases.primeclerk.com/pacificdrilling2020.

Trading in our securities during the Chapter 11 proceedings is highly speculative and poses substantial risks. Our Plan of Reorganization provides that the holders of our common shares will not receive any distribution with respect to, or be able to recover any portion of, their investments.

Our proposed Plan of Reorganization provides that holders of our common shares will not receive any recovery nor retain any interests in the reorganized company upon emergence. At this time it is not possible to predict the ultimate effect of the Chapter 11 proceedings on our business, various creditors and security holders, or if and when it may be possible to emerge from bankruptcy. The Plan of Reorganization provides that holders of our common shares will not be entitled to receive, and will not receive or retain, any property or interest in property on account of such equity interests in the reorganized company upon emergence. In such an event, amounts invested by holders of our outstanding common shares will not be recoverable. Consequently, our currently outstanding common shares likely have no value. Trading prices for our common shares are volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 proceedings. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common shares.

The NYSE has notified us that it intends to delist our common shares, after which our common shares may trade in the over-the-counter market. This could negatively affect our share price and liquidity. Trading in our securities during the pendency of our Chapter 11 proceedings poses substantial risks.

In connection with our filing of the Bankruptcy Petitions, the NYSE notified us that it would delist our common shares upon completion of all applicable procedures. The delisting will be effective 10 days after a Form 25 is filed with the SEC by the NYSE. The deregistration of our common shares under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25. Upon deregistration of our common shares under Section 12(b) of the Exchange Act, we will retain current and periodic reporting obligations under Section 15(d) of the Exchange Act; however, we expect to be in a position to suspend these obligations in the near future. Our common shares may trade in the over-the-counter (“OTC”) market on the Pink Open Market of the OTC Markets Group, under the symbol “PACDQ.” The Pink Open Market is a significantly more limited market than the NYSE, and trading on the Pink Open Market may result in a less liquid market available for existing and potential shareholders to trade the common shares and could further depress the trading price of the common shares. The delisting of our common shares from the NYSE, deregistration of our common shares under the Exchange Act and suspension of our SEC reporting obligations could also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants. In addition, the delisting and deregistration could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our common shares will continue to trade on the Pink Open Market or that any public market for the common shares will exist in the future, that broker-dealers will provide public quotes of the common shares on the OTC market, that the trading volume of the common shares will be sufficient to provide for an efficient trading market, or that quotes for the common shares will not be blocked in the future. Due to these and other risks described in this report, trading in our common shares during the pendency of our Chapter 11 proceedings poses substantial risks.

The amount of publicly-available information concerning us may decrease substantially if we are able to suspend our SEC reporting obligations in the near future, which may occur during or shortly following our anticipated emergence from bankruptcy.

We currently have fewer than 300 holders of record of our common shares, which we also expect to be true upon emergence from bankruptcy. Therefore, once delisted from the NYSE, we will be eligible to suspend our reporting obligations under Section 15(d) of the Exchange Act, and expect to do so in the near future, either before or shortly after emergence from our Chapter 11 proceedings, which would suspend our obligations to file periodic reports with the SEC. Although we could thereafter voluntarily elect to provide information to our security holders, we would not be legally obligated to do so. To the extent these actions limit the amount of publicly available information concerning us and our common shares, our ability to raise additional funds, the ability of our shareholders to sell their common shares, and the liquidity and trading prices of our common shares could all be negatively impacted.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

As a consequence of our filing the Bankruptcy Petitions, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

●	our ability to confirm and consummate the Plan of Reorganization with respect to the Chapter 11 proceedings;

●	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

●	the high costs of bankruptcy proceedings and related fees;

●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;

●	our ability to maintain our relationships with our vendors, suppliers, service providers, customers, and other third parties, and with our directors, officers and employees;

●	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;

●	our ability to execute our business plan in the current depressed commodity price environment;

●	the ability to attract, motivate and retain key employees;

●	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

●	the possibility that the Chapter 11 proceedings will disrupt or impede our domestic and international operations; and

●	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Any delays in our Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with the Chapter 11 proceedings could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to our Chapter 11 proceedings. Also, during the pendency of the Chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract and maintain members of our management team, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, our securities could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Plan of Reorganization. Even once the Plan of Reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

We may not be able to obtain confirmation of the Chapter 11 Plan of Reorganization

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure regarding the Plan of Reorganization, solicit and obtain the requisite acceptances of the Plan of Reorganization, demonstrate the feasibility of the Plan of Reorganization to the Bankruptcy Court by a preponderance of the evidence and fulfill other statutory conditions for confirmation of the Plan of Reorganization, which have not occurred to date. The confirmation process can be subject to numerous, unanticipated potential delays. There can also be no assurance that the Plan of Reorganization will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

We may receive objections to confirmation of the Plan of Reorganization from various stakeholders in the Chapter 11 proceedings. We cannot predict the impact that any objection to or third party motion during the Chapter 11 proceedings may have on a Bankruptcy Court’s decision to confirm the Plan of Reorganization or our ability to complete the Plan of Reorganization. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan of Reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from Chapter 11 proceedings. If no plan of reorganization can be confirmed, or the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our

Chapter 11 proceedings to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Upon emergence from a filing of voluntary relief under Chapter 11 of the Bankruptcy Code, our historical financial information may not be indicative of our future financial performance.

Our capital structure may be significantly altered under the Plan of Reorganization. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan of Reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the Chapter 11 proceedings would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, the Plan of Reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Chapter 11 proceedings have consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

It is impossible to predict with certainty the amount of time that we could spend in bankruptcy or to assure parties in interest that the Plan of Reorganization will be confirmed. The Chapter 11 proceedings may involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business and, as a result, our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.

During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the restructuring and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, to proceed with the confirmation of the Plan of Reorganization and to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with our Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to confirm and consummate a Chapter 11 plan of reorganization and (v) the cost, duration and outcome of the Chapter 11 proceedings.

The Plan of Reorganization is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

The Plan of Reorganization would affect our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure, (ii) our ability to obtain adequate liquidity and access financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, the Plan of Reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, due to the ongoing COVID-19 pandemic and because they involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business and our financial condition and results of operations on a post-reorganization basis.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan of Reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan of Reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan of Reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On February 22, 2019, our shareholders approved a share repurchase program for a total expenditure of up to $15.0 million for a two-year period. We may purchase shares in one or several transactions on the open market or otherwise; however, we are not obligated to repurchase any specific number or dollar value of common shares under the program. As of October 31, 2020, we have repurchased a total of 44,710 of our common shares on the open market with the last repurchase occurring in May 2019 and had approximately $14.3 million remaining available under the program.

			Total number of	Approximate dollar
			shares repurchased	value of shares that
			as part of publicly	may yet be repurchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares repurchased	per share ($)	programs	programs
July 2020	—	—	—	$14,347,529
August 2020	—	—	—	$14,347,529
September 2020	—	—	—	$14,347,529
Total	—	—	—

Item 3 — Defaults Upon Senior Securities

See Notes 2 and 5 to our unaudited condensed consolidated financial statements.

Item 6 — Exhibits

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

2.1

Amended Joint Plan of Liquidation/Reorganization for Pacific Drilling Services, Inc. and Pacific Drilling VIII Limited Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 30], dated as of January 22, 2019

			20-F	001-35345	3/12/19
2.2	Order Confirming the Debtors’ Amended Joint Plan of Liquidation/Reorganization, as entered by the Bankruptcy Court on January 30, 2019 [Docket No. 881]		20-F	001-35345	3/12/19
3.1	Coordinated Articles of Association of Pacific Drilling S.A., dated June 4, 2019		6-K	001-35345	8/13/19
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

			6-K	001-35345	11/20/18
10.1*	Form of Retention and Incentive Award Agreement for executive officers granted August 20, 2020	X
10.2*

Form of Severance and Change of Control Agreement by and between Pacific Drilling Manpower, Inc. and each of the Company’s executive officers (other than Messrs. Wolford and Harris) dated August 25, 2020

X
10.3*	Amendment No. 1 to Employment Agreement by and between Pacific Drilling Manpower, Inc. and Bernie G. Wolford Jr. dated August 25, 2020	X
10.4*	Amendment No. 1 to Employment Agreement by and between Pacific Drilling Manpower, Inc. and James W. Harris dated August 25, 2020	X
10.5	Restructuring Support Agreement, dated October 30, 2020 by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries and the Consenting Creditors.		8-K	001-35345	11/2/20

Filed or Furnished with
Exhibit		this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

10.6	Backstop Commitment Letter, dated October 30, 2020 by and among the Company and certain of the Consenting Creditors		8-K	001-35345	11/2/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1♦	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2♦	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Indicates management contract or compensatory plan or arrangement.
♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Drilling S.A.
(Registrant)

Dated: November 6, 2020	By	/s/ Richard E. Tatum
Richard E. Tatum
Senior Vice President & Chief Accounting Officer